Form 10QSB
period 1995-12-31
ST JAMES GROUP INC
filed 1997-05-15
CIK 925664

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission File Number
December 31, 1995                                                       0-24376


                                              ST. JAMES GROUP, INC.
                          (Exact Name of Registrant as specified in its Charter)


            Delaware                                                  33-0612125
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                            424,600
----------------------------------                          --------------------
Title of Class                                      Number of Shares outstanding
                                                            at December 31, 1995
No exhibits included.



                              ST. JAMES GROUP, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1995              1995


CURRENT ASSETS - CASH                                                                             -0-               -0-
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $102 and $198 (Note 1)                                       170                65

              TOTAL ASSETS                                                                  $     107         $      65



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     743         $     842

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 and 400,000 shares issued and outstanding                                   425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,882)           (2,023)


              TOTAL STOCKHOLDERS' EQUITY                                                        (636)             (777)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     107         $      65

                                 See accompanying Notes to Financial Statements



                              ST. JAMES GROUP, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                          CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  NINE MONTHS                        THREE                 INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,           TO SEPTEMBER
                                                             1995            1994            1995           1994           30, 1995



REVENUES                                                $        -0-     $       -0-     $        -0-    $        -0-     $      -0-

OPERATING EXPENSES

    General and Administrative                                    99           1,288               99             250         1,825
    Amortization                                                  42              41               14              14           198
TOTAL OPERATING EXPENSES                                         141           1,329              113             264         2,023


NET (LOSS)                                              $      (141)     $   (1,329)     $      (113)    $      (264)     $ (2,023)

NET (LOSS) PER SHARE                                    $      (.01)     $     (Nil)     $      (Nil)    $      (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       424,600         424,600          424,600         400,000



                                 See accompanying Notes to Financial Statements




                              ST. JAMES GROUP, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                                         CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  NINE MONTHS                        THREE                 INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,           TO SEPTEMBER
                                                             1995            1994            1995           1994           30, 1995

CASH FLOWS FROM OPERATING
ACTIVITIES

    Net (Loss)                                          $      (141)     $   (1,329)     $      (113)    $      (264)     $  (2,023)

    Add item not requiring the
       use of cash-Amortization                                   42              41               14              14           198

       Increase (decrease) in accounts
       payable                                                    99             525               99             250           842



    Net cash flows from operating
       activities                                                              (763)                                           (983)

    CASH FLOWS INVESTING ACTIVITIES
      Organizational Costs                                                                                                     (263)

    CASH FLOWS FROM FINANCING
    ACTIVITIES
       Contribution to Capital                                                                                                  500
       Sale of Common Stock

       Net Cash flows from financing
         activities                                                                                                           1,246

NET INCREASE (DECREASE) IN CASH                                                (763)

CASH BALANCE AT BEGINNING OF PERIOD                                              763

CASH BALANCE AT END OF PERIOD                           $                $               $               $                $


                                 See accompanying Notes to Financial Statements

                                               ST. JAMES GROUP, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 DECEMBER 31, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1995, the results of operations for the three and nine months ended December 31, 1995 and 1994, and the cash flows for the three and nine months ended December 31, 1995 and 1994.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

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