Form 10KSB
period 1996-03-31
ST JAMES GROUP INC
filed 1997-05-15
CIK 925664

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1996

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

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-K. [ X ]

           State issuer's revenues for its most recent fiscal year: None

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1996:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1996, there were 110 stockholders of record.

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

            Jehu Hand has been President and Secretary of the Company since its inception and Chief Financial Officer since January 1, 1995. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University.

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

A total of 2,000,000 shares are authorized for issuance under the Plan, of which 20,000 shares are issuable under options granted to an officer and director at $.50 per share, exercisable until May 4, 1997, and an additional 20,000 shares are issuable until June 11, 1997 at $.01. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval.
However, no amendment may change the existing rights of any option holder.

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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand (1)(2)                        273,800                           45.0%

            Elizabeth Rodelli                        90,000                           21.2%
            2249 Via Salvador
            San Clemente, CA 92672

            All officers and
            directors as a group
            (1 person) (1)                          273,800                           46.0%

         (1) Includes 40,000 shares issuable upon exercise of stock options held by Mr. Hand, and 143,800 shares issuable upon conversion of a promissory note.
         (2)      The address of such person is care of the Company.

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

         An officer of the Company has advanced certain expenses on behalf of the Company. As of June 1, 1995 and March 31, 1996 such expenses totalled $1,438 and $1,586, respectively. On June 1, 1995 the Company gave the officer a demand promissory note convertible into 143,800 shares of common stock at the officer's option.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.


    Exhibit No.            Document Description
        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)

         10.               Material Contracts

                           10.1.    1992 Stock Option Plan(1)
                           10.2     Stock Option Agreement with Jehu Hand(1)
                           10.3     Stock Option Agreement with Eric Anderson(1)
                           10.4     Demand Convertible Promissory Note to Jehu
 Hand(2)

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-23504.
(2)      Filed herewith.

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




Terrence J. Dunne
Certified Public Accountant

Spokane, Washington
May 26, 1994



ST. JAMES GROUP, INC.
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1995             1996

CURRENT ASSETS - CASH                                                               $      0         $       0
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $156 and $210 (Note 1)                                       107                53

     TOTAL ASSETS                                                                   $    107         $      53



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $    743         $   1,586

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                      425               425

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (1,882)           (2,779)


     TOTAL STOCKHOLDERS' EQUITY                                                        (636)           (1,533)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $    107         $      53











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



ST. JAMES GROUP, INC.
(A Development Stage Company)                                                              Statements of Operations




                                                                                                   CUMULATIVE
                                                   FOR THE                 FOR THE               FROM INCEPTION
                                                 YEAR ENDED              YEAR ENDED              (June 11, 1992)
                                                                                                       TO
                                                March 31, 1995        March 31, 1996             March 31, 1996


REVENUES                                        $       -0-              $       -0-              $       -0-

OPERATING EXPENSES

    General and Administrative                        1,338                      843                    2,569
    Amortization                                         54                       54                      210
TOTAL OPERATING EXPENSES                              1,392                      897                    2,779

NET (LOSS)                                      $   (1,392)              $     (897)              $   (2,779)

NET (LOSS) PER SHARE                            $     (Nil)              $     (Nil)              $     (.01)
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              424,600                  424,600              $   417,311


























                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



ST. JAMES GROUP, INC.                                                                      Statement of Changes in Stockholders'
(A Development Stage Company)                                                              Equity From Inception (June 11, 1992)
                                                                                                          Through March 31, 1996



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (269)           (269)

Balances at
    March 31, 1993                                 400,000                400             100             (269)             231

Net (loss)                                                                                                (221)           (221)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $     (490)     $       756

Net (loss) (Unaudited)                                                                                  (1,392)         (1,392)

Balances at
    March 31, 1995                                 424,600       $        425    $        821       $   (1,882)     $     (636)

Net Loss (unaudited)                                                                                      (897)           (897)

Balances at
   March 31, 1996                                  424,600       $        425    $        821       $   (2,779)     $   (1,533)













                           The accompanying  notes are an integral part of these
financial statements.



ST. JAMES GROUP, INC.
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                                CUMULATIVE
                                                             FOR THE                    FOR THE               FROM INCEPTION
                                                              YEAR                       YEAR                 (June 11, 1992)
                                                              ENDED                      ENDED                      TO
                                                         March 31, 1995             March 31, 1996            March 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                             $  (1,392)                $    (897)                 $ (2,779)

    Add item not requiring the use of cash -
        amortization                                               54                        54                       210

    Increase (decrease) in accounts payable                       575                       843                     1,586

    Net cash flows from operating activities                    (763)                                               (983)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                              (263)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                           500
    Sale of common stock                                                                                              746
    Net Cash flows from financing activities                                                                        1,246


NET INCREASE IN CASH                                            (763)                                               (763)

CASH BALANCE AT BEGINNING OF PERIOD                               763                                                 763

CASH BALANCE AT END OF PERIOD                              $                         $                          $     -0-













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

            The financial statements as of and for the years ended March 31, 1995 and 1996 are unaudited, pursuant to the exemption provided by Rule 3-12 of Regulation S-X.


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

NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $2,997 that would begin expiring in the year 2010.


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

ST. JAMES GROUP, INC.
(A Development Stage Company)                      Notes to Financial Statements

Options outstanding:
            Shares allocated                             2,000,000

                 Option price                       $          .50

            Balance at inception                                --
            Granted                                         40,000
            Balance outstanding at
            March 31, 1993                                  40,000
            Granted                                             --
            Balance outstanding at
            March 31, 1994                                  40,000

            Granted                                         20,000
            Lapsed                                          20,000


            Balance Outstanding at
            March 31, 1996                                  40,000


            Year exercisable:
                 1997                                       40,000

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 1996.


                                                           ST. JAMES GROUP, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 30, 1996.


By:     /s/ Jehu Hand                                President, Chief Financial
                                            Officer, Secretary and Director
        Jehu Hand        (Principal Executive, Accounting and Financial Officer)