Form 10QSB
period 1996-12-31
ST JAMES GROUP INC
filed 1999-03-26
CIK 925664

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                     424,600
----------------------------------                      --------------------
Title of Class                                     Number of Shares outstanding
                                                           at December 31, 1996
No exhibits included.



                              ST. JAMES GROUP, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1996              1996

CURRENT ASSETS - CASH                                                                       $                  $
              OTHER ASSETS

                     Organization costs, net of accumulated
                     amortization                                                                  53                11

              TOTAL ASSETS                                                                  $      53         $      11



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,586         $   1,631

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (2,779)           (2,866)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,533)           (1,620)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      53         $      11




                                The  accompanying  notes are an integral part of
the financial statements.


                              ST. JAMES GROUP, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   December 31,                         December 31,                       TO
                                              1996             1995               1996                 1995       December 31, 1996



REVENUES                                $                $                 $                     $                $

OPERATING EXPENSES

  General and Administrative                        45                99                  15                 99                2,614
  Amortization                                      42                42                  14                 14                  252
TOTAL OPERATING EXPENSES                            87               141                  29                113                2,866


NET (LOSS)                              $         (87)             (141)                (29)      $       (113)       $      (2,866)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         424,600           424,600             424,600            424,000              418,587























                 See accompanying Notes to Financial Statements.



                              ST. JAMES GROUP, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   December 31,                         December 31,                       TO
                                              1996             1995               1996                 1995        December 31, 1996

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (87)    $        (141)    $           (29)      $       (113)       $      (2,866)

  Add item not requiring the
   use of cash - amortization                       42                42                  14                 14                  252

  Increase (decrease) in accounts
   payable                                          45                99                  15                 99                1,631



  Net cash flows from operating
   activities                                                                                                                  (983)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (263)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $






                 See accompanying Notes to Financial Statements.

                                               ST. JAMES GROUP, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1996


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995, and the cash flows for the three and nine months ended December 31, 1996 and 1995.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1996. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

2.       Subsequent Events

         On October 15, 1996 the Company entered into an agreement to acquire Aqcess Technologies, Inc. See "Item 6".

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K. As reported in a Form 8-K dated October 15, 1997, the Company has entered into an agreement to acquire Aqcess Technologies, Inc. for 2,400,000 shares. The acquisition has not yet closed.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           ST. JAMES GROUP, INC.



Date:     February 11, 1997                                   By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                  President and Chief Financial
                                               Officer (chief financial officer
                                              and accounting officer and duly
                                            authorized officer)