Form 10KSB
period 1999-12-31
CLEARLOGIC INC
filed 2000-07-28
CIK 925664

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________

Commission file number: 0-24376

                                ClearLogic, Inc.
                        --------------------------------
                 (Name of small business issuer in its charter)

       Delaware                                         33-0612125
----------------------------------                ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

41 South Haddon Avenue, Haddonfield, New Jersey               08033
------------------------------------------------           -----------
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number, including area code:  (856) 547-7844

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   . No  X.
   ---    ----

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $420,997.

The issuer has no active trading market for its Common Stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 14,827,226 shares of Common Stock outstanding on March 31, 2000.

Transitional Small Business Disclosure: Yes     .  No   X .
                                            ----      ----

                      DOCUMENTS INCORPORATED BY REFERENCE:

         None.

                                     PART I

Forward-Looking Statements

         This Form 10-KSB annual report contains forward-looking statements that address, among other things, our expectations with respect to the development of our business and the market for our products. In addition to these statements, trend analysis and other information, including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, are forward looking statements. These statements may be found in the sections of this Form 10-KSB entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Some or all of the results anticipated by the forward-looking statements will not occur as a result of various factors including, but not limited to, all of the risks discussed in "Risk Factors" and elsewhere in this Form 10-KSB.

Item 1.  Description of Business.

Introduction

         We founded ClearLogic, the e-media solutions company (TM), in 1997 to develop custom and off-the-shelf software and provide creative multimedia services to address certain niches within the Internet business-to-business environment. During the past three years, we have built a solid customer base with our services and custom software, and are poised to take the next step toward delivering not only customized products, but also off-the-shelf repeatable solutions for electronic media-related uses, via shrink-wrap, online delivery and Application Service Provider, or ASP, channels. We presently offer e-business solutions in two general product or service categories:

         o Software, both custom services and packaged. ClearLogic offers NetProof(R), a platform-independent interactive digital image and document proofing solution designed for businesses that can use the Internet to enable them to proof, markup, approve and manage pictures, graphics and text.

         o NewMedia services and solutions. ClearLogic also offers various NewMedia professional services, which include electronic commerce web sites, database-to-web programming, web site design, web site hosting, multimedia production, digital video production, three dimensional modeling and animation, and custom software development. The Company also intends to use its NewMedia expertise to develop special content Internet sites built and managed by ClearLogic that will generate incremental revenue for the Company. The Company also intends to package some of the software created for these sites and remarket the components. We also provide Network security services and solutions.

Our Goal

         Our goal is to be the vendor of choice for businesses that want to fully exploit the power of creative design, the web as a delivery channel and the web's underlying technology to succeed in their markets.

Our Strategy

         We intend to seek to achieve our goal by:

         o Developing a marketing program for NetProof that leverages the Application Service Provider model, directed both at potential end users and strategic partners, who can extend NetProof to vertical industry channels.

         o Expanding our Internet-based media services to provide a broader range of services and related products.

         o Leveraging the technology capabilities that we have developed and demonstrated in NetProof to customers, our security products and our other services as a first phase for the development of new products. We intend to continue to offer our custom software services to our clients and exploit those solutions as a breeding ground for future products and technologies.

         o Seeking to extend our core technology and creative capabilities.

         o Entering into strategic alliances with other technology companies.

         o        Acquiring companies  to extend our delivery capabilities.

         Our strategy is based on our belief that all of our principals have extensive hands-on technology and creative backgrounds, and each major management team member has first-hand knowledge of the necessity to continually adjust the business to anticipate a rapidly changing market.

Our Organization

         We are a Delaware corporation incorporated in June 1992 under the name St. James Group, Inc. In November 1999:

         o We acquired ClearLogic, Inc., a New Jersey corporation, which was incorporated in January 1997, in exchange for 11,096,385 shares of our common stock.

         o Concurrent with the merger, we effected a four-for-one stock distribution.

         o We sold our 8% convertible debentures in the principal amount of $1,000,000.

         o We changed our corporate name from St. James Group, Inc. to ClearLogic, Inc.

         o Our sole business became the business of our operating subsidiary, ClearLogic, which is described in this Form 10-KSB. St. James Group was organized to acquire another business, never engaged in any business and did not own any material assets.

         The transaction by which we acquired ClearLogic is referred to as the "ClearLogic acquisition."

         Our address is 41 South Haddon Avenue, Haddonfield, NJ 08033. Our telephone number is (856) 547-7844. Our website address is www.clearlogic.com. Information contained on our website is not a part of this Form 10-KSB annual report.

Risk Factors

Risk Factors Related to Our Business

         We have not generated significant revenue and are likely to continue to generate losses.

         We have incurred operating losses since our organization, and we are likely to continue to incur losses. We may never generate revenues sufficient to allow us to operate profitably. For the year ended December 31, 1999, we had a net loss of $1,120,067, or $.70 per share (basic and diluted), on revenue of $420,997. For 1998, we had a loss of $211,392 on revenues of $249,569. Our ability to generate revenues is dependent upon market acceptance of our products and services, and we cannot assure you that the market will accept any of our products.

         We have substantial capital requirements, and we need to generate cash from operations and additional financings to meet our financial requirements.

         At December 31, 1999, we had cash of $404,377 and a deficiency in stockholders' equity of $1,060,078. Our principal source of funds was the sale of $1,608,200 principal amount of our notes and debentures during 1999 and 1998. As discussed in our consolidated financial statements included in this Form 10-KSB report, we have incurred significant operating losses, have a deficiency in stockholders' equity and have significant future commitments and face intense competition. We have yet to begin to generate cash flows from operations and are reliant on outside financing to fund our operations, which raises substantial doubt about our ability to continue as a going concern.

         Our present working capital is not sufficient to enable us to meet more than our immediate requirements, which include product development, marketing and executive salaries. We do not have any bank credit facilities. As a result, if we are unable to raise money, either from the sale of our equity or debt securities or obtain a credit facility, we may be unable to continue in business. Furthermore, if we are able to raise funds, the terms on which any funds are made available to us may result in substantial dilution to our stockholders.

         Our lack of working capital may inhibit our growth.

         Because our working capital is not sufficient to meet more than our immediate capital requirements, we will be unable to:

         o Develop and implement a marketing program for our products and services.

         o Realize the market potential for our NetProof interactive proofing and markup solution.

         o Engage and retain qualified management and technical personnel to complete the development of our products and expand our business.

         o        Develop new technologies.

         o        Establish a distribution network.

         o Manufacture or engage others to manufacture our products in commercial quantities.

         Because we are not established and are undercapitalized, businesses may not purchase our products or services.

          Businesses may never accept our products or services for a number of reasons, including their reluctance to purchase equipment or services from a new, undercapitalized company and their lack of confidence in our ability to provide on-going service.

         NetProof may not be accepted in the market and may never develop into a significant source of revenue for us.

         Although we initially developed NetProof as a system to be marketed to printers, advertising agencies and similar businesses who could offer NetProof to their clients, at December 31, 1999, only one client was using NetProof in its business, and currently only two companies deploy NetProof. We have redesigned NetProof as a system that we can run on our computer system and intend by mid-third quarter 2000 to offer an online version to clients, who would pay us for the use. We cannot assure you that NetProof will be accepted by businesses, which already have methods of transmitting material for proofing through the Internet. If NetProof is not accepted, we may have to discontinue this product line and redirect our development and marketing efforts toward other products and services, which could result in a significant charge to earnings.

         Our lack of brand recognition for products and services may impair our ability to grow.

         Because neither the ClearLogic name nor the names of our products and services are well recognized, businesses may be reluctant to use our products. We do not have sufficient funds to develop a program to generate brand recognition for either our products or us.

         We may never complete the development of our products.

         Two of our three computer security products are presently being developed. We may not complete the development of these products either because of the lack of funds or technical problems relating to the products. The failure to develop both of these products could have a material adverse effect upon our ability to market any of the computer security products and services. We cannot assure you that we will be able to develop these products.

         We presently have very limited marketing capability and may have to rely on others for marketing.

         We have only one senior-level marketing person and do not have the funds to develop a significant marketing program. We believe that an intensive marketing program must be implemented in order for us to sell our products and services. We cannot assure you that we will be able to market our products and services effectively.

         Our revenues may be generated from a small number of clients, and the loss of a significant client or several smaller clients would have a material adverse effect on our business.

         Our projects vary in size and scope. Therefore, a client that accounts for a significant portion of our revenues in one period may not generate a similar amount of revenue in subsequent periods. For the years ended December 31, 1999 and 1998, two customers accounted for 30% and 58%, respectively, of our sales. There is a risk that the source of our revenues in the future may be generated from a small number of clients. These clients may not retain us in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on our business, financial condition and results of operations.

         Our results may fluctuate from quarter to quarter.

         Our quarter-to-quarter operating results may fluctuate in the future as a result of many factors, some of which are beyond our control, including:

         o changes in the number of client engagements undertaken or completed;

         o        a change in the scope of ongoing client engagements;

         o        a shift from fixed-fee to time and materials-based contracts;

         o        utilization rates of employees;

         o        marketing and business development expenses;

         o        charges relating to strategic acquisitions;

         o        pricing changes in the information technology services market;
                  and

         o economic conditions generally or in the information technology services market.

         We expect these trends to continue.

         We may be unable to respond to the rapid technological change in our industry.

         The computer and Internet industries are characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our services. The changing nature of technology is most evident in the computer security market as hackers and others develop increasingly sophisticated methods of breaching computer security. In addition, other software and hardware companies may have the market power to impose technologies on the marketplace that are not compatible with our products, and we may not have access to those technologies. Our failure to offer the most current or widely accepted technologies could have a material adverse effect upon our business.

         Because of our small size, we may have difficulty in competing with major computer, consulting, software and Internet companies.

         All aspects of the Internet and computer markets are new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Other major companies have the financial and technical ability to compete aggressively in the market for both proofing systems and computer security products and systems. Many, if not most, of these companies have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we have. As a result, we cannot assure you that we will be able to compete successfully with these companies.

         We do not have any patent protection for our products, which may infringe upon proprietary rights of others.

         Since we do not have any patent protection for our products, we rely primarily on our trademarks, copyrights and nondisclosure agreements with our employees and others to whom we have provided technical proprietary information for protection of our software code. However, the steps we have taken may not protect our intellectual property rights, and it is possible that third parties may infringe upon our proprietary rights. Furthermore, we have not performed any patent search or intellectual property analysis to determine whether our products infringe upon the patent or other proprietary rights of others. If our products infringe on the rights of others, we may be precluded from marketing or selling the infringing products and we may have liability to others for damages. Any patent litigation will result in substantial cost to us, will require significant management time and effort and will disrupt our business, regardless of whether we prevail in the action.

         We are dependent upon our management.

         We are dependent upon the services of our executive officers, Messrs. Sina Khelil, our Chairman and Chief Executive Officer; Philip Burnham, our Chief Operating Officer and General Counsel; Ronaldo Nascimento, our Chief Research Officer; Diane Parks, our Chief Marketing Officer; and Steven Ferri, our Vice President of NewMedia Services. The loss of any of these persons' services would have a materially adverse effect on our business and future prospects.

         We may need to develop relationships with strategic partners, and we may not derive the anticipated benefits from such a relationship.

         We may need to establish a strategic relationship with one or more major companies that can assist us in our development or marketing efforts for one or more of our products and services. We cannot give you any assurance that we will be able to enter into agreements with one or more such strategic partners. If we do not enter into such agreements, our cash resources may be inadequate and result in either an acceleration of our need for additional funding or a need to reduce the scale of our operations. We may never enter into any agreement with a strategic partner.

         If we enter into an agreement with a strategic partner, we will be dependent upon the ability and willingness of our strategic partner to perform its obligations under the agreement in a timely manner. We cannot control or predict the amount and timing of resources that any strategic partner may devote to our products and services. The amount and timing of the allocation of resources by any strategic partner to its project with us may be affected by numerous factors not within our control. These factors include, but are not limited to:

         o        A change in management or direction by the strategic partner.

         o The introduction or development by the strategic partner or one of its affiliates of products that may compete with our products.

         o The strategic partner's perception of both the market for our products and services and the relative ability of our products and services to meet the market needs as they may change from time to time.

         If any future strategic partner were to breach or terminate its agreement with us or not perform its obligations in the manner contemplated by us or otherwise fail to conduct its collaborative activities with us in a timely manner, the development or marketing of our products could be delayed or terminated. Any such delay or termination could have a materially adverse effect upon our business.

         If we enter into agreements with one or more strategic partners, conflicts of interest could arise between us and one or more of our strategic partners that, depending upon the nature of the conflict, could have a material adverse effect upon our business, prospects and financial condition. We anticipate that any of our strategic partners may have other interests in related fields. Our strategic partners or their affiliates may develop, either alone or with others, products in this field or in related fields that are competitive or have applications that are competitive with our products. The competing products could affect the support provided to our products and services and may result in a withdrawal of support for our products and services, which could substantially impair our business, prospects and financial condition.

         Our growth may be limited if we cannot make acquisitions.

         Our growth strategy includes the acquisition of other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. We do not presently have sufficient cash to make any acquisitions. If we require cash, we will have to borrow the funds or issue equity. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this Form 10-KSB annual report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

         If we make any acquisitions, they may disrupt or have a negative impact on our business.

         If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

Risks Relating to the Internet

         NetProof is dependent upon the use by businesses of the Internet as a mean of transmitting documents for proofing.

         Our ability to market NetProof is dependent upon the willingness of the printing, advertising and other businesses to use the Internet or Internet technology, such as an intranet or extranet, to transmit confidential material.

If these businesses are unwilling to use such technology to transmit their media, our ability to sell NetProof will be adversely affected.

         Government regulation and legal uncertainties could add additional costs to doing business on the Internet.

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, in the future, laws and regulations may be adopted and existing laws and regulations may be interpreted in a manner that address issues such as user privacy, pricing, defamation, taxation and the characteristics and quality of products and services that may have an adverse effect on the number of users of our products.

Risks Relating to Our Common Stock

         There is no market for our common stock and we cannot assure you that there will ever be a market for our common stock.

         Our common stock is not listed on any stock exchange or market or the OTC Bulletin Board. As a result, if you own or acquire any shares you may not be able to sell your stock. We have never registered an offering of our common stock or other securities under the Securities Act of 1933, as amended.

         If there is ever a market for our common stock, any sales or purchases of our stock may be subject to the penny-stock rules, which may impair the market and market price of our common stock. Our common stock may become subject to the Securities and Exchange Commission's penny-stock rules, which impose additional sales practice requirements on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you purchase in the open market.

         If our common stock is ever publicly traded, it is likely to be highly volatile.

         There is no public float for our common stock. As a result, there is no significant trading activity in our stock, and a regular and established market may never be developed or maintained. In addition, we cannot give you any assurance as to the liquidity of any market for our common stock or the prices at which you may be able to sell common stock. The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. A shareholder may not be able to sell shares of our common stock following periods of volatility because of the market's adverse reaction to the volatility. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. Litigation could result in substantial costs and a diversion of management's attention and resources. We cannot assure you that our stock will trade at the same levels as other Internet stocks or that Internet stocks in general will sustain their current market prices. Factors that could cause volatility may include actual or anticipated fluctuations in our quarterly operating results, announcements of technological innovations, changes in financial estimates by securities analysts, conditions or trends in the Internet industry and changes in the market valuations of other Internet companies.

         We are unlikely to pay dividends on our common stock in the foreseeable future.

         We have not paid any dividends on our common stock since our inception and we do not anticipate paying any dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

         Shares of common stock becoming available for public sale may affect our stock price.

         The holders of our debentures have demand registration rights with respect to the shares of common stock issuable upon conversion of the debentures, and we have agreed to file a registration statement in order that they may sell the shares issuable upon conversion of the debentures. We also intend to include in the registration statement the shares of common stock held by all of our other stockholders. The debentures are convertible at a conversion price equal to the lower of the market price on the first day of trading or 75% of the market price averaged over the five trading days prior to the date of the conversion. As a result, the sale or potential sale of these shares, as well as sales by others pursuant to a registration statement, may have a downward effect upon the price of our stock.

         We may issue preferred stock without approval of our stockholders, which could make it more difficult for a third party to acquire us and depress our stock price.

         We have the authority to issue preferred stock without a vote of our stockholders. In the future, our board of directors may issue one or more series of preferred stock that has more than one vote per share or which give the holders other preferential rights, which may dilute or impair the rights of the holders of common stock. This could permit our board of directors to issue such stock to investors who support our management and give effective control of our business to our management.

         We are controlled by our management, which means that management can stop a third party from acquiring us even if it is in the best interest of our stockholders.

         Our executive officers and directors together own approximately 70% of our outstanding common stock. As a result, they may be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Their voting control could have the effect of delaying or preventing a change of control, which might not benefit our stockholders.

Products

         Our products are designed to provide Internet-based applications and services that can meet the needs of clients in most applications of networked business-to-business systems. Our initial software product, NetProof, has been our main research and development focus to date. We also offer network security services and are developing related products to meet the security needs of users of CheckPoint Systems' security products. These services and proposed products are complimentary to NetProof, but can also be offered separately as well. We also provide clients with electronic commerce websites, database-to-web programming, website design, website hosting, multimedia production, digital video production, three dimensional modeling and animation, and custom software development.

         NetProof(R)

         We believe that NetProof is the first fully visualized platform-independent interactive digital image and document-proofing software equipped with advanced document management/auditing capabilities. Through the use of an ordinary web browser, NetProof allows multiple parties located anywhere in the world to collaboratively proof virtually any content or media over the Internet or internal networks. Through its document control functions, NetProof enables the client to collect and integrate comments from various sources and generate a revised document or image that reflects the comments. These media include advertising material, legal copy, storyboards, video and any other web-embeddable media.

         NetProof's support of streaming video allows us to target industries, such as video production and editing companies and the motion picture industry as a whole, that require this function, which to our knowledge is not yet commercially available.

         NetProof also allows the user to accomplish online proof markup and editing capabilities, using NP-MarkUp(TM), a feature-rich embedded Java applet. All markups are saved as a part of its document management/auditing functionality and can be archived for future reference.

         We believe that NetProof provides our clients with the means of improving their operations and efficiency.

         Custom Software and Packaged Applications

         ClearLogic's technology base consists of a differentiated web-based collaborative software product, NetProof, an online markup, review, revision, control and reporting tool for any type media. NetProof will be packaged and sold as a non-customized online tool with a minimal monthly fee and limited functionality. We expect to deploy an online version to clients in mid-third quarter of this year. NetProof will be packaged as an original equipment manufacturer-like semi-customized product delivered via the Application Service Provider model, which is rapidly gaining viability in the Internet world.

         In addition, ClearLogic's technology depth enables it to offer complex custom software development and consulting services in disciplines such as:

         o        Enterprise-wide software solutions;

         o        Business-to-business e-commerce software;

         o        Front office/back office e-business information management;
                  and,

         o        Custom bid projects.

         We are preparing to deploy several shrink-wrapped Internet software tools for web-delivery through online distributors.

         We also offer Internet and intranet computer security services under the name SafeLogic. In performing this service, we scan a client's computer network to determine where the network is vulnerable to unauthorized access from both external and internal sources. In performing these services, we seek to obtain access to the computer system from outside the system as if we were an unauthorized user seeking access from the Internet, and from within, as if we were an unauthorized user who has access to some, but not all, information and data which is on the system. We then advise the client on steps the client can take to improve security and can provide software, services and hardware to address the client's specific security deficiencies and weaknesses.

         e-Commerce and NewMedia Solutions

         We offer e-commerce solutions to clients who seek to capitalize on Internet-related opportunities to improve and expand their businesses. We provide the strategy, design, development and support of websites and other e-commerce solutions that facilitate electronic commerce. Through December 31, 1999, we have provided these services to more than 70 clients in various industries, including the banking and technology industries.

         In performing these services, we provide a comprehensive range of integrated services to assist our clients in the development of e-commerce solutions. Our services include design of systems architectures, creation, customization and implementation of Internet applications and end-user interfaces. In addition, we work with our clients to analyze their business challenges, diagnose infrastructure shortcomings of their existing systems and then design and implement e-commerce solutions that enhance their business, operations and communications, including integrating back-office support software such as credit card processing.

         Examples of e-commerce solutions that we developed for clients to date include:

         o The development of an interactive website for a software development company. One client desired to build a web site showcasing their own enterprise in internet software and extending its capability via an easy to maintain, attractive, and easy to navigate web presence. ClearLogic delivered both on schedule and on budget.

         o An on-line bidding system for certificates of deposit that we developed for a bank.

         o A data base management system that operates over the Internet, which we developed for an industrial cooperative.

         o An auction website for printer cartridges that we developed for a used cartridge distributor.

Marketing and Sales

         To date, we have not engaged in any significant marketing or sales activities. Most of our revenue resulted from personal contact by our officers and referrals from our clients. We recently hired our first marketing officer and our first sales person. Our initial marketing and sales efforts are focused on leveraging our relationships with our current clients, extending our e-commerce capabilities and promoting network security solutions.

         We also anticipate shipping packaged software products through our direct and partner channels. These products, ClearGL(TM) and The Unified Advertisement and Information Delivery(TM) server, are software products that were developed while creating solutions for their clients. Our philosophy is to further capitalize on custom solutions by providing them to the marketplace as generic software applications. The Company's marketing plan for these packages does not require a sales force. Instead we will place the packages in the distribution channel, primarily by means of electronic sales through the Internet, and follow up with Internet banner advertising. We believe that this lowers the cost of goods sold, while increasing profit margins for the Company.

         We have packaged several network security solutions which consist of pre-configured open systems servers, CheckPoint software and our consulting and customization services, and are working with CheckPoint to market these packages. In addition, assuming we are able to obtain additional financing, as to which there can be no assurance, we are planning direct marketing campaigns for the second half of 2000 to generate leads, and will also be evaluating potential strategic alliances.

Competition

         Competition for Internet-based software and services is intense and is increasing. As software is developed to meet niche markets, other companies seek to develop competing products.

         NetProof competes with a number of other products, including those marketed by Scitex and Instinctive.com, both of which are larger and better known and capitalized. In addition, commercial printers have their own products that they use to transmit documents through the Internet for proofreading. Since only one client is presently using NetProof, we cannot assure you that we will be successful in meeting competition.

         A number of companies offer Internet computer security services or products. There are many competitors in this business ranging from small one-man shops to major information technology consultants and full service consulting firms such as Andersen Consulting and PricewaterhouseCoopers. In addition, major software firms have the capability of developing security products. Since some of our products are designed to be integrated with CheckPoint Systems' products, we cannot offer those products to companies that use other security systems. If CheckPoint believes that there is a significant market for products such as our Threat Analyzer and Threat Sentry, it has the ability to develop security products that include the functions performed by our products.

         The market for NewMedia and e-commerce solutions is subject to rapid technological change and availability of appropriate skills and is significantly affected by new product introduction and other activities of industry participants. While the market for e-commerce solutions is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed services similar to those we offer. We believe that competition will intensify in the future. We compete on the basis of a number of factors, including intensive customer involvement in the early stages of the engagement, quality, pricing, speed of service delivery and industry knowledge.

         Our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business, results of operations and financial condition. Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do.

         Where other developers provide software products, ClearLogic provides comprehensive solutions. For example, we believe that it is all too common for a client who approaches a software developer for assistance in designing a proposed NewMedia product to find itself faced with the difficult proposition of having to separately source all or many of the other elements of the overall solution: hardware acquisition, web design, graphics, 3D and video creation. In such a vendor situation, the client finds that it is left with all of the responsibility and risk of administering and integrating these components into a working solution. We provide a "one-stop shopping" approach to e-media technology and creative needs.

Proprietary Rights

         Our success will depend, in part, on our ability to develop proprietary products and e-commerce solutions without infringing on the proprietary rights of others. We do not have any patents, and we rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our software, documentation and other written materials and other proprietary rights. These legal protections afford only limited protection. We also seek to require employees and consultants with access to our proprietary information to execute confidentiality agreements, and we restrict access to our source code.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our rights, applications and methodologies or to obtain and use information that we regard as proprietary. Policing unauthorized use of these is difficult and, while we are unable to determine the extent to which piracy of our software exists, software piracy is likely to persist. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. Moreover, if we expand internationally, laws of many countries do not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

Government Regulations

         We believe that no government approval is necessary for our principal products or services and that there are no government regulations that currently have a material effect on our operations. As Internet commerce evolves, we expect that federal and state agencies may adopt legislation and regulations covering issues such as user privacy, pricing, defamation, taxation, content and quality of products and services and courts may interpret existing laws and regulations in a manner which affects the Internet and e-commerce. Although many of these regulations may not apply to our business directly, we expect that future legislation and regulation could expose companies providing e-commerce solutions and Internet security products and services to liability, which could hurt our business.

Research and Development

         We spent approximately $241,800 on research and development during 1999, approximately $9,800 in 1998. Most of our research and development activities related to NetProof, although a small percentage supported new product development for our Internet security products. Any investment in the e-commerce business in this research and development period was focused on maintaining current skills in our technical staff in a rapidly changing market. We internally funded all of our research and development activities.

Future Acquisition Strategies

         To the extent that we believe that our business can meet its goals faster through acquisitions, we may acquire other companies for a combination of cash, notes or equity. In addition, we may enter into joint ventures or other relationships, including joint marketing agreements, which we believe would accelerate our growth.

         Although we anticipate that any acquisitions will be related to our present business activities, we may acquire companies in unrelated businesses. We may not generate net income from any future acquisition or agreement. We have not identified any particular business that we may acquire in the future, and we may not be able to make any acquisitions.

Employees

         As of June 30, 2000, we had approximately 25 full-time employees, including our four officers, and no part-time employees.

Item 2.  Description of Property.

         We lease approximately 6,500 square feet of office space at 41 South Haddon Ave., Haddonfield, New Jersey 08033, where our offices are located, pursuant to a lease that expires in May 2002. Our current monthly rent under this lease is approximately $5,750 and is subject to annual escalations. We believe that our present facilities are adequate for our present needs and that any space we may require will be available on reasonable terms.

Item 3.  Legal Proceedings.

         From time to time, we are a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits; however, we believe that the disposition of these lawsuits will not have a material adverse effect on our financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to our stockholders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         There is no market for our common stock or other securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         You should read the following discussion and analysis in conjunction with ClearLogic's consolidated financial statements and notes thereto included elsewhere in this Form 10-KSB. This Form 10-KSB contains forward-looking statements relating to future events and ClearLogic's future financial performance. Actual results could be significantly different than those discussed in this Form 10-KSB. Factors that could cause or contribute to such differences include those set forth in the section entitled "Risk Factors," as well as those discussed elsewhere in this Form 10-KSB.

         Unless otherwise indicated, all references to ClearLogic refer to ClearLogic, and subsequent to their acquisition or formation, its subsidiaries.

Overview

         ClearLogic, the e-media solutions company (TM) was founded in 1997 to develop custom and off the shelf software and provide creative multimedia services to address certain niches within the Internet business-to-business space. During the past three years, ClearLogic has built a solid customer base with our services and custom software, and is poised to take the next step into delivering not only customized products, but also off-the-shelf repeatable solutions for electronic media-related uses, via shrink-wrap, online delivery and Application Service Provider channels.

         If we are able to obtain sufficient capital to fulfill our strategic goals, of which we cannot assure you, we will transition to a specialty in customized Application Service Provider-model-based software. Today, however, in the absence of capital with which to acquire additional technology or delivery capacity and in the absence of sufficient capital with which to invest solely in research and development expansion, we maintain and grow our operations through a balanced offering of custom software, commodity mid-to-high-end e-commerce web development and multimedia services.

         We derive substantially all of our revenues from fees for services generated on a project-by-project basis. ClearLogic's services are provided on both a fixed-time, fixed-price basis and on a time and materials basis. Historically, ClearLogic has not operated on a retainer basis; however, in the future, ClearLogic may utilize such arrangements.

Acquisition

         In November 1999, we merged with St. James Group, Inc. pursuant to an Agreement and Plan of Reorganization dated November 13, 1999. Under the agreement, ClearLogic Acquisition Corporation, a wholly owned subsidiary of St. James, merged into ClearLogic, Inc., the New Jersey corporation. In consideration of the merger, 11,096,385 shares of common stock of St. James were issued to the shareholders of ClearLogic, Inc. ClearLogic, Inc. employee stock options to purchase 905,000 shares were converted in the merger to options to purchase 1,635,542 shares of St. James at a price of $.027666 per share. Upon consummation of the merger, St. James changed its name to ClearLogic, Inc., and the operating company became our wholly owned subsidiary. Officers and directors of ClearLogic, Inc., the New Jersey corporation, were elected as the new directors and officers. Prior to the closing, St. James had no affiliation with ClearLogic. Immediately prior to the closing of the merger, we issued 137,900 shares on conversion of a promissory note and effected a four-for-one stock split.

Plan of Operation, Liquidity and Capital Resources

         A major objective of the Company is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents plus funds generated from operating cash flows.

         The Company used net cash in operating activities of $790,465 in 1999, which was primarily attributable to losses in 1999. The Company does not anticipate that future cash used or provided from operations will include amounts related to the merger.

         Operating expenses of approximately $1.3 million in 1999 increased from approximately $256,000 in 1998 primarily due to higher expenses resulting from employee and recruiting expenses, recapitalization expenses of approximately $444,277 and higher general operations. We anticipate that as we continue to increase our products and services that operating expenses will increase during 2000. We also anticipate that we will incur approximately $2 million in operating expenses in 2000.

         General and administrative expenses of approximately $589,000 in 1999 increased from approximately $202,000 in 1998 due primarily to employee and recruiting expenses relating to the increase in our administrative and executive staff. The increase was also due to professional fees and overhead expense. General and administrative expenses include executive management, accounting, legal and human resource personnel and expenditures for applicable overhead costs. The Company anticipates that the costs will again increase in 2000.

         Prior to the merger, in 1999 and 1998 we relied on borrowings under private placements from private investors in the amount of $608,200, for which the Company issued 8% convertible notes with warrants. In addition, in September 1998, ClearLogic entered into a line of credit with a bank, which provided ClearLogic with a line of credit of up to $30,000 for working capital purposes. That line of credit was repaid and canceled in December 1999. Also, in 1999, ClearLogic issued 8% convertible debentures in the amount of $1.0 million, the net proceeds of which were used for working capital and other general purposes. The notes and debentures bear interest at 8% per annum, which is due at maturity that ranges from 18 to 37 months from the date of issuance. With the exception of the $1,000,000, the notes and any accrued interest are convertible at the holder's option, in their entirety, into common stock at a conversion price determined at the time the Company sells such stock in an equity offering of at least $500,000. The debentures are convertible at a conversion price equal to the lower of the market price on the first day of trading or 75% of the market price averaged over the five trading days prior to the date of the conversion. Interest expense on the notes for years ended December 31, 1999, and 1998 amounted to $37,870 and $6,972, respectively.

         We believe that cash generated by operations combined with additional equity or debt financing will be necessary to enable us to fund future operations and continue to implement our current business strategies. Through June 30, 2000, we have recorded revenues totaling approximately $920,000. In addition, we have a backlog of orders to be fulfilled through the end of 2000 totaling approximately $1.3 million. However, we have a working capital deficiency as of June 30, 2000. Currently the Company is in discussions with investment bankers and other parties to arrange additional equity or debt financing. If we are unable to secure additional financing acceptable to us, then we would have to reduce future operations and modify our business strategies, including curtailing our operations or seeking other remedies.

         We also cannot assure you, however, that additional financing will be available on terms acceptable to us and our stockholders or at all.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues

         ClearLogic's revenues increased $171,428 to $420,997 for the year ended December 31, 1999 from $249,569 for the year ended December 31, 1998. This increase in revenues was attributable to an increased volume of projects from new customers, the leveraging of existing client relationships to obtain repeat business and increases in ClearLogic's billing rates.

         General and Administrative Costs

         ClearLogic's general and administrative costs increased $386,704 to $589,048 for 1999 from $202,344 for 1998. The increase in costs in absolute dollar terms was a result of the hiring of additional and more experienced personnel required to deliver ClearLogic's services.

         Additionally, the increase in general and administrative expenses was attributable to an increase in general and administrative personnel and increases in facilities and infrastructure costs required due to ClearLogic's rapid growth.

         Recapitalization Charges

         ClearLogic completed its merger with St. James Group, Inc. in November 1999. Costs directly associated with this merger totaling $444,277 were charged to operations upon consummation of the merger. The majority of the costs consisted of an acquisition fee of $250,000 paid to a former principal of St. James Group, Jehu Hand.

         Product Development Costs

         We spent approximately $241,800 on research and development during 1999, compared with approximately $9,800 in 1998. Most of our research and development activities related to NetProof, although a small percentage supported new product development for our Internet security products. Any investment in the e-commerce business in this research and development period was focused on maintaining current skills in our technical staff in a rapidly changing market. We internally funded all of our research and development activities.

         Net Cash Provided by (Used in) Operating Activities

         ClearLogic's net cash used in operating activities was $790,465 for 1999 compared to net cash used by operating activities of $92,081 for 1998. Cash used in operating activities was mainly due to the loss from operations of

$1,120,067 for the year, an add-back of $102,590 for depreciation, non-cash compensation expense of $216,277 for options and warrants and an increase in accounts receivable of $10,533 which was offset by an increase in accounts payable of $2,526 and accrued expenses of $47,844. Net cash used in operating activities in 1998 was primarily due to net loss of $211,392, an add-back of $64,021 for depreciation and amortization and non-cash compensation expense, as well as an increase in accounts payable of $43,595 and accrued expenses of $21,476.

         Capital Expenditures and Rent Expenses

         ClearLogic's capital expenditures for 1999 were $93,392 compared to approximately $92,499 for 1998. During 1999, the Company entered into capital lease obligations totaling $79,829 to purchase computer hardware and video equipment. ClearLogic does not have any material commitments for capital expenditures for the foreseeable future. The Company leases its offices and an automobile under a non-cancelable operating lease agreement. The rent expense under the office and the automobile leases amounted to $50,500 and $26,750 in 1999 and 1998, respectively.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" which establishes accounting and reporting standards of derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters beginning after June 15, 2000. ClearLogic does not expect the adoption of this standard to have a material effect on its operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In March 2000, the SEC issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until ClearLogic's fourth fiscal quarter of 2000. ClearLogic will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

         In March 2000, the Emerging Issues Task Force ("EITF") reached consensus positions in EITF Issue No. 00-2, "Accounting for Website Development

Costs." This pronouncement provides guidance in accounting for such costs. We believe that the adoption of EITF No. 00-2 will have no impact on our financial position or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

         The convertible debentures outstanding at December 31, 1999 are fixed rate obligations and would not be exposed to the impact of interest rate fluctuations. To the extent that the Company seeks to refinance those instruments, the prevailing market interest rates on the replacement debt could exceed rates currently paid, thereby increasing expense and increasing net loss.

Item 7.  Financial Statements.

         The financial statements begin on Page F-1.

         Financial Statement Index

                                                                    Page

         Independent Auditors' Report                               F-1

         Consolidated financial statements

            Balance sheet                                           F-2 to F-3
            Statements of operations                                F-4
            Statements of changes in stockholders' (deficiency)     F-5
            Statements of cash flows                                F-6 to F-7

         Notes to consolidated financial statements                 F-8 to F-21

Item 8. Changes in and Disagreements with Accountants on Auditing and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our executive officers and directors and their ages and positions are set forth below:

Name                                 Age        Position
----                                 ---        --------
Sina Khelil                          32         Chairman of the Board, Chief Executive Officer and
                                                Director
Philip S. Burnham, II, Esq.          35         Chief Operating Officer, General Counsel, Secretary and
                                                Director
Ronaldo Nascimento                   32         Chief Research Officer and Director
Elisabeth Diane Parks                53         Chief Marketing Officer
Steven Ferri                         40         Vice President - NewMedia Services
Douglas Schwarzwaelder               48         Director

         Mr. Sina Khelil has been our Chairman and Chief Executive Officer and a director since our organization in 1997. From 1994 until 1997, Mr. Khelil was the technical director at North Park Studio, a full service creative media services company. He earned the prestigious 1995 Gamelan, Java Applet of the Year Award, for his pioneering work with interactive NewMedia programming. He attended Drexel University and the University of Maryland, studying information systems management and business management.

         Philip S. Burnham, II, Esq. has been our Chief Operating Officer, General Counsel and Secretary and a director since June 1999. Mr. Burnham was an assistant prosecutor in New Jersey from August 1998 until June 1999. For more than nine years prior thereto, he was an attorney in private practice specializing in corporate and technology law. In 1990 Mr. Burnham served as a law clerk for a superior court judge in New Jersey, and from 1986 to 1987 he was a computer programmer/analyst for Unisys Corporation. He holds a B.S. degree in computer science from Beaver College and received his law degree from Widener University School of Law.

         Mr. Ronaldo Nascimento has been our Chief Research Officer and a director since 1997. From 1996 to 1997, Mr. Nascimento was a software developer with North Park Studios, where he and Mr. Khelil collaborated on e-media engagements. He has also worked with Zeta-Tech, an applied technology company, from 1990 until 1996 where he served in technical, technical management and quality management roles. He attended Temple University and studied computer science at Rutgers University.

         Ms. Elisabeth Diane Parks has been our Chief Marketing Officer since January 2000. During 1999, she was vice president, marketing and communications for IMI Systems, Inc., an information technology services and consulting company. From 1986 until 1999, she served in a variety of corporate and product marketing roles in the U.S. and Asia at Unisys Corporation. She has earned three international IABC Gold Quill awards for excellence in Internet and intranet business-to-business sites, and majored in industrial psychology at the University of Houston.

         Mr. Steven Ferri has been Vice President - NewMedia Services since January 2000. Prior to joining ClearLogic in 2000, he worked as a creative consultant with media agencies, such as Signature Card Services, NEON/Convoy, NEON, SMPL Solutions, West Const. Industries. From 1996 to 1997 he worked at GraphicalPlanet, from 1996 to 1997 he worked at North Park Studios, and from 1995 to 1996 he worked at Video Active Studios, in corporate design and graphics as well as meeting client needs for advanced computer gaming and web interface design. Mr. Ferri's education includes a BFA from George Mason University, and graduate and specialized studies in interactive media, animation, film production, and Java programming.

         Mr. Douglas Schwarzwaelder has been a director since 1999. He is a private investor, and he serves as an advisor to us on financial, marketing and sales matters. Mr. Schwarzwaelder, founded Roster Financial, Inc. a wholesale insurance agency, which he sold in 1993. In addition, he is a private investor and principal in several privately held companies. Mr. Schwarzwaelder holds a B.S degree in economics from Albright College.

         Directors are elected for a period of one year. Officers serve at the discretion of the board of directors. We have no arrangements or understandings regarding the election of any person as a director. There are no family relationship between our directors and executive officers.

Item 10.  Executive Compensation.

         The following table sets forth information regarding compensation earned by our Chairman and Chief Executive Officer, Sina Khelil. No officer received compensation of $100,000 or more in 1999.

                           Summary Compensation Table

                                                                                          Long-Term
                                              Annual Compensation(1)                      Compensation Awards
                                 ----------------------------------------------------     -------------------
                                                                          Other            Securities
    Name and                                                              Annual           Underlying          All Other
Principal Position               Year     Salary($)      Bonus($)     Compensation($)      Options(#)        Compensation($)
------------------               ----     ---------      --------     ---------------      ----------        ---------------
Sina Khelil, Chairman and        1999    $  67,644        $  0         $    0               $  0                 $   0
Chief Executive Officer(1)

Jehu Hand, Chief Executive
Officer(1)

-----------
(1) Mr. Khelil became our Chairman and Chief Executive Officer on November 23, 1999, the closing date of the merger. Prior to that date, Mr. Jehu Hand served as the Company's Chief Executive Officer, and no services were provided by Mr. Hand during 1999, 1998 or 1997.

         We did not grant any options to purchase shares of our common stock to Mr. Khelil in 1999, and he did not hold any options to purchase shares of our common stock as of December 31, 1999.

Stock Option Plan

         In August 1999, we adopted our 1998 stock option plan, pursuant to which we are authorized to grant options to purchase up to 2,000,000 shares of common stock to our key employees, officers, directors, consultants, and other agents and advisors. Awards under the Plan may be either nonqualified stock options or incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the plan.

         The plan is administered by a committee of our board of directors, which will determine who will receive awards, the number of awards to be granted and the specific terms of each grant, including vesting schedules, subject to the provisions of our plan. If a committee is not appointed, the board of directors performs the functions of the committee. Our Board of Directors currently administers the plan.

         We cannot grant incentive stock options under the plan unless the exercise price is at least equal to the fair market value of our common stock on the date of grant. However, if the option holder owns more than 10% of our outstanding stock, the exercise price of any incentive stock option granted to him or her must be at least 110% of the fair market value on the date of grant.

         As a result of the merger with St. James Group, all options granted prior to November 23, 1999 vested, except that Ronaldo Nascimento holds options that vest in installments beginning on November 5, 2000. In April 2000, we granted options to purchase 200,000 shares of our common stock to Elisabeth Diane Parks and options to purchase 185,000 shares of our common stock to Steven Ferri. These options have an exercise price of $.05 per share. In February 2000, we granted to Mr. Ferri 15,000 shares of our common stock as compensation for services.

Section 16(a) Beneficial Ownership Reporting Compliance

         Sina Khelil, Philip S. Burnham, II, Ronaldo Nascimento, Elisabeth Diane Parks, Steven Ferri and Douglas Scharzwaelder each filed late his or her respective Form 3 Initial Statement of Beneficial Ownership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table and discussion provides information as to the shares of common stock beneficially owned as of June 30, 2000 by:

         o        each director;

         o        the officer named in the summary compensation table;

         o each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

         o        all officers and directors as a group.

      Name and Address                                  Shares          Percent
      ----------------                                  ------          -------
      Sina Khelil                                      7,969,880           54%
      41 South Haddon Avenue
      Haddonfield, NJ 08033

      Philip S. Burnham, II                              359,595            3%

      Ronaldo Nascimento                                 361,446            3%

      Douglas Schwarzwaelder                           1,626,506           11%

      Najat Khelil                                     1,084,337          7.6%
      41 South Haddon Avenue
      Haddonfield, NJ  08033

      All present directors and officers as a
      group (five individuals)                        11,410,764         71.0%

         The shares of our common stock set forth in the above table represent shares issued and outstanding. None of the persons listed in the above table hold options or other rights to purchase shares that are or become exercisable by September 30, 2000.

Item 12.   Certain Relationships and Related Transactions.

         Throughout 1999 and 1998, the Company issued several convertible notes amounting to $152,000 and $116,200, respectively, to Douglas Schwarzwaelder, a director of the Company, for operating purposes. The notes mature at various times during 2001.

         ClearLogic completed its merger with St. James Group, Inc. in November 1999. Costs directly associated with this merger totaling $444,277 were charged to operations upon consummation of the merger. The majority of the costs consisted of an acquisition fee of $250,000 paid to a former principal of St. James Group, Jehu Hand.

Item 13.   Exhibits and Reports on Form 8-K.

         (a)      Exhibits

Exhibit No.       Exhibit Description
-----------       --------------------
 3.1              Certificate of Incorporation, as amended.

 3.2              Bylaws, as amended.

10.1 Agreement and Plan of Reorganization dated November 13, 1999 by and between St. James Group, Inc., ClearLogic Acquisition Corp. and ClearLogic, Inc. (Incorporated by reference to the like-described exhibit in the Company's Form 8-K current report dated November 30, 1999.)

10.2 Lease Agreement dated March 3, 1999 between Levco Enterprises, L.L.C. and ClearLogic, Inc., a New Jersey corporation.

10.3              Form of Convertible Note.

10.4              Form of Convertible Debenture.

10.5              ClearLogic, Inc. 1998 Stock Option Plan

10.6 Warrant to Purchase Common Stock dated August 19, 1999 issued to Douglas Schwarzwaelder.

10.7              Form of Securities Purchase Agreement.

21.1              Subsidiaries of the registrant.

         (b)      Reports on Form 8-K.

         The Company filed with the Securities and Exchange Commission on February 17, 2000 a Form 8-K Current Report dated February 7, 2000 to report under Item 8 that on February 7, 2000, the Company changed its fiscal year to the calendar year, commencing with the period ended December 31, 1999.

         The Company filed with the Commission on November 29, 1999 a Form 8-K Current Report dated November 13, 1999, as amended November 30, 1999, to report under Item 1 and Item 2 that effective November 23, 1999 a wholly owned subsidiary of the St. James Group merged into ClearLogic, Inc., a New Jersey corporation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ClearLogic, Inc.


Dated: July 24, 2000                          By: /s/ Philip S. Burnham, II
                                                  ---------------------------
                                              Title: Chief Operating Officer
                                                     ------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                    DATE
----------                              -----                                    ----
/s/ Sina Khelil
--------------------------
Sina Khelil                             Chairman of the Board,                   July 24, 2000
                                        Chief Executive Officer
                                        and Director (Principal
                                        Executive Officer)

/s/ Philip S. Burnham, II
--------------------------
Philip S. Burnham, II                   Chief Operating Officer                  July 24, 2000
                                        General Counsel and Director
                                        (Principal Financial
                                        and Accounting Officer)

/s/ Ronaldo Nascimento
--------------------------
Ronaldo Nascimento                      Vice President - Research                July 24, 2000
                                        and Development and Director

/s/ Douglas Schwarzwaelder
--------------------------
Douglas Schwarzwaelder                  Director                                 July 24, 2000

Independent Auditors' Report

ClearLogic, Inc.
Haddonfield, New Jersey

We have audited the accompanying consolidated balance sheet of ClearLogic, Inc. and subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' (deficiency), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClearLogic, Inc. and subsidiary as of December 31, 1999, and the related consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred significant operating losses, has a deficiency in stockholders' equity, has significant future debt commitments and faces intense competition. Additionally, the Company has yet to begin to generate cash flows from operations and is reliant on outside financing to fund its operations which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Philadelphia, Pennsylvania
May 16, 2000


December 31,                                                                                         1999
-----------------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                                                                     $404,377
     Accounts receivable, net of allowance for doubtful accounts of $7,263                           15,963
     Prepaid expenses                                                                                18,667
     Other current assets                                                                            14,250
-----------------------------------------------------------------------------------------------------------


Total current assets                                                                                453,257
-----------------------------------------------------------------------------------------------------------

Property, equipment and software, net of accumulated
     depreciation and amortization of $127,039                                                      182,901
-----------------------------------------------------------------------------------------------------------

Other assets
     Due from officer                                                                                 8,073
     Investment in unconsolidated affiliate, at equity                                               10,000
     Unamortized software costs, net of accumulated amortization of $48,500                          23,500
     Deferred financing costs, net of accumulated amortization of $710                               24,285
     Other                                                                                            2,553
-----------------------------------------------------------------------------------------------------------

Total other assets                                                                                   68,411
-----------------------------------------------------------------------------------------------------------








Total assets                                                                                       $704,569
-----------------------------------------------------------------------------------------------------------

                                                ClearLogic, Inc. and Subsidiary


                                                     Consolidated Balance Sheet


December 31,                                                                             1999
-------------------------------------------------------------------------------------------------
Liabilities and Stockholders' (Deficiency)

Current liabilities
     Accounts payable                                                              $     50,453
     Accrued expenses                                                                    69,320
     Notes payable, net of discount                                                     208,729
     Capital lease obligations                                                           50,920
     Other current liabilities                                                            2,550
--------------------------------------------------------------------------------------------------

Total current liabilities                                                               381,972

Notes payable, net of current maturities and discount                                 1,381,399
Capital lease obligations, net of current maturities                                      1,276
--------------------------------------------------------------------------------------------------

Total liabilities                                                                     1,764,647
--------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' (deficiency)
     Preferred stock, no par value
         Authorized 5,000,000 shares
         Issued and outstanding - none                                                       --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 14,806,535 shares                                        14,806
     Additional paid-in capital                                                         332,451
     Accumulated (deficit)                                                           (1,407,335)
--------------------------------------------------------------------------------------------------

Total stockholders' (deficiency)                                                     (1,060,078)
--------------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                                   $    704,569
--------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                              ClearLogic, Inc. and Subsidiary


                                        Consolidated Statements of Operations



Year ended December 31,                                               1999           1998
---------------------------------------------------------------------------------------------
Net revenues                                                    $    420,997    $    249,569

Cost of revenues                                                     139,784         198,079
---------------------------------------------------------------------------------------------

Gross profit                                                         281,213          51,490
---------------------------------------------------------------------------------------------

Operating expenses
     General and administrative                                      589,048         202,344
     Product development                                             241,812           9,752
     Depreciation and amortization                                    62,383          43,404
     Recapitalization charges                                        444,277              --
---------------------------------------------------------------------------------------------

Total operating expenses                                           1,337,520         255,500
---------------------------------------------------------------------------------------------

Operating (loss)                                                  (1,056,307)       (204,010)

Interest expense                                                     (67,736)        (19,922)

Other income, net                                                      3,976          12,540
---------------------------------------------------------------------------------------------

Net (loss)                                                      $ (1,120,067)   $   (211,392)
---------------------------------------------------------------------------------------------

(Loss) per share of common stock (basic and diluted)            $       (.08)   $       (.02)
---------------------------------------------------------------------------------------------

Weighted average common shares outstanding used in
     computing loss per share (basic and diluted)                 13,513,937      13,346,385
---------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                ClearLogic, Inc. and Subsidiary


                Consolidated Statements of Changes in Stockholders' (Deficiency)


------------------------------------------------------------------------------------------------------------------------------------
                                              Preferred Stock            Common Stock
                                           --------------------      --------------------
                                           Number                     Number                Additional
                                             of                         of                    Paid-In    Accumulated  Stockholders'
                                           Shares        Amount       Shares       Amount     Capital      (Deficit)   (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                           $        --          250     $   --     $ 70,000    $   (75,876)  $     (5,876)

Capital contribution from stockholders                                    750          1       30,069                        30,070
Warrants issued in conjunction with notes
     payable                                                                                    5,810                         5,810
Net (loss)                                                                                                  (211,392)      (211,392)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                    --        1,000            1    105,879       (287,268)      (181,388)

Shares returned and canceled in connection
     with recapitalization                                             (1,000)          (1)                                      (1)
Shares issued in connection with
     recapitalization                                              11,096,385       11,096    (11,096)                           --
Shares issued to original stockholders                              2,250,000        2,250    110,250                       112,500
Warrants issued as compensation for
     services rendered by nonemployees                                                         17,000                        17,000
Reissuance of options upon recapitalization                                                    81,778                        81,778
Exercise of stock options                                              18,072           18        482                           500
Cashless exercise of options                                        1,442,078        1,442      3,558                         5,000
Warrants issued in conjunction with notes
     payable                                                                                   24,600                        24,600
Net (loss)                                                                                                (1,120,067)    (1,120,067)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                           $        --   14,806,535     $ 14,806   $332,451    $(1,407,335)  $ (1,060,078)
------------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                ClearLogic, Inc. and Subsidiary


                                          Consolidated Statements of Cash Flows

Year ended December 31,                                                      1999             1998
----------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net (loss)                                                     $    (1,120,067)  $    (211,392)
     Adjustments to reconcile net (loss) to net cash (used in)
         operating activities
              Depreciation and amortization                                 102,590          64,021
              Allowance for doubtful accounts                                 1,773           5,490
              Compensation related to issuance of options and
                  warrants                                                  216,277              --
              (Gain) on sale of property                                         --          (5,930)
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Accounts receivable                                   (10,533)          2,602
                      Prepaid expenses                                      (18,667)          8,322
                      Other current assets                                  (12,000)             --
                      Other                                                  (2,553)             --
                  Increase (decrease) in liabilities
                      Accounts payable                                        2,526          43,595
                      Accrued expenses                                       47,844          21,476
                      Other current liabilities                               2,345         (20,265)
----------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                    (790,465)        (92,081)
----------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Investment in unconsolidated affiliate                                 (10,000)             --
     Proceeds from sale of asset                                                 --           6,000
     Purchases of property, equipment and software                          (93,392)        (92,499)
     Due from officer                                                        (8,073)             --
----------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                    (111,465)        (86,499)
----------------------------------------------------------------------------------------------------

                                                ClearLogic, Inc. and Subsidiary


                                          Consolidated Statements of Cash Flows

Year ended December 31,                                                     1999            1998
----------------------------------------------------------------------------------------------------
Cash flows from financing activities
     Exercise of stock options                                      $           500   $          --
     Capital contribution                                                        --          30,070
     Net line of credit activity                                            (30,000)         30,000
     Net proceeds from sales of convertible notes                         1,492,000         116,200
     Proceeds from issuance of notes payable                                     --          27,931
     Payments on notes payable                                              (82,868)         (7,223)
     Principal payments on capital leases                                   (50,683)        (13,489)
     Deferred financing costs                                               (24,995)             --
----------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                 1,303,954         183,489
----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                   402,024           4,909

Cash and cash equivalent (deficiency) at beginning of year                    2,353          (2,556)
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                            $       404,377   $       2,353
----------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing
     activities
         Equipment purchased under capital leases                   $        79,829   $          --
----------------------------------------------------------------------------------------------------

Other supplemental disclosures
         Interest paid                                              $        17,435   $      11,115
----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements


1.      The Company                ClearLogic, Inc. ("ClearLogic" or the "Company"), incorporated in the state of
                                   New Jersey in January 1997, is an e-media solutions company which develops custom-made software and provides creative multimedia services for Internet business-to-business. ClearLogic also offers various "New Media" professional services, which include e-commerce websites, database-to-internet programming, website design and hosting, multimedia and digital video production and three dimensional modeling and animation.

2.      Summary of                 Principles of Consolidation
        Significant
        Accounting                 The consolidated financial statements include the accounts of the Company and its
        Policies                   wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                   Use of Estimates

                                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

                                   Cash and Cash Equivalents

                                   The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company maintains its cash accounts at one commercial bank. Cash accounts at the bank often exceed amounts that are insured by the Federal Deposit Insurance Corporation.

                                   Unamortized Software Costs

                                   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86,
                                   "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise
                                   Marketed", the process of creating a computer software product includes a working model. The costs of producing product masters incurred subsequent to


                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements

                                   technological feasibility shall be capitalized. The capitalization of such costs cease when the product is available for general release to customers and are being amortized on a straight-line basis over an 18-month period. The amortization expense associated with these costs amounted to $28,500 and $20,000 for 1999 and 1998, respectively. Maintenance and customer support costs are expensed when incurred.

                                   Property, Equipment and Software

                                   All property, equipment and software is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the double-declining balance method, an accelerated method of depreciation, over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to operations as incurred. Upon sale or retirement, the cost of the asset and the related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is included in operations.

                                   Deferred Financing Costs

                                   Financing costs incurred in connection with issuing convertible notes are being amortized over the life of the underlying indebtedness which is three years.

                                   Software Development Costs

                                   In accordance with the American Institute of Certified Public Accountants
                                   ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for Costs of
                                   Computer Software Developed or Obtained for Internal Use", internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage. Capitalized software costs, which are included in property, equipment and software, are being amortized over three years.

                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements

                                   Revenue Recognition

                                   Revenues are derived primarily from sales of the Company's online proofing software and website development. In accordance with the AICPA SOP No. 97-2,
                                   "Software Revenue Recognition", revenue has been recognized when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2)
                                   delivery has occurred; 3) vendors' fee is fixed or determinable; and 4)
                                   collectibility is probable. The Company's revenues are recognized based on these criteria.

                                   Product Development Costs

                                   Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's internet platforms. Product development costs are expensed as incurred.

                                   Income Taxes

                                   The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". As such, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                                   Net Loss per Common Share

                                   Net loss per share is computed in accordance with the provisions of SFAS No. 128,
                                   "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per


                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements



                                   share reflects the potential dilution of securities that could share in the earnings of an entity and is computed by dividing the net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Equivalents, including warrants, stock options and preferred stock, were anti-dilutive for both periods presented.
                                   See Note 3 for additional information.

                                   Impairment of Long-Lived Assets

                                   The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of
                                   December 31, 1999, the Company has determined that no impairment has occurred.

                                   Stock-Based Compensation

                                   The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation,"
                                   which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion ("APB") No. 25, "Accounting for
                                   Stock Issued to Employees" uses what is referred to as an intrinsic value based method of accounting. The Company has decided to apply APB 25 for its stock-based employee compensation arrangements.

                                   Concentrations of Credit Risk

                                   Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit, quality financial institutions, which may exceed federally insured limits. The Company has not experienced any losses on cash deposits or temporary cash investments maintained in this manner.


                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements

                                   The Company's accounts receivable are derived from revenue earned from a broad range of customers located throughout the United States. For the year ended
                                   December 31, 1999, two customers accounted for 18% and 12% of net sales, respectively. For the year ended December 31, 1998, two customers accounted for
                                   47% and 11% of net sales, respectively. To date, the credit risk associated with accounts receivable is minimal due to the immaterial dollar value of revenue producing transactions. However, the Company has established an allowance for doubtful accounts which amounted to $7,263 at December 31, 1999.

                                   Fair Value of Financial Instruments

                                   In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including accounts receivable, accounts payable and short-term debt, it was estimated that the carrying amount approximated fair value for these instruments because of their short-term maturity. Estimated discounted value of future cash flows has been used to determine fair value for long-term debt. The carrying amounts of long-term debt approximate fair value since the Company's interest rates approximate current interest rates.

                                   Recent Accounting Pronouncements

                                   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
                                   Instruments and Hedging Activities". SFAS 133 was amended in June 1999, with the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging
                                   Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 137
                                   makes SFAS 133 effective for all fiscal quarters of the fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.
                                   Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that the adoption of SFAS 133 will have no impact on its financial position or results of operations.


                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements

                                   In December 1999, the Securities and Exchange Commission staff released Staff
                                   Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial
                                   Statements". This pronouncement provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes that the adoption of SAB No. 101 in the fourth quarter of 2000 will have no impact on its financial position or results of operations.

                                   In March 2000, the Emerging Issues Task Force ("EITF") reached consensus positions in EITF Issue No. 00-2, "Accounting for Website Development Costs".
                                   This pronouncement provides guidance in accounting for such costs. The Company believes that the adoption of EITF No. 00-2 will have no impact on its financial position or results of operations.

3.      Acquisition of
        St. James Group            On November 23, 1999, the Company and St. James Group, Inc. ("St. James") entered into a merger agreement. Under the terms of the agreement, ClearLogic was merged with and into ClearLogic Acquisition Corporation ("Acquisition"), a wholly owned subsidiary of St. James. In consideration of the merger, 11,096,385 shares of common stock of St. James were issued to the stockholders of ClearLogic.
                                   Concurrent with the merger, 2,250,000 shares of common stock of St. James were issued to its original stockholders valued at $112,500 which has been reflected as recapitalization charges. St. James then changed its name to ClearLogic, Inc.

                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements


                                   As a result of the merger, the shareholders of ClearLogic obtained voting, board and management control of the merged company. As a result, the merger constitutes a recapitalization and will be accounted for as a reverse acquisition in accordance with Generally Accepted Accounting Principles.

                                   ClearLogic also issued options to purchase common stock, which replaced the
                                   905,000 options that were outstanding prior to the merger at a rate of 1.807:1, resulting in 1,635,543 options. The options became fully vested upon completion of the merger. As a result, a charge of $81,778 was recorded upon the recapitalization of ClearLogic. The Company also paid $250,000 as a finder's fee which was expensed as incurred. The value of the shares issued to the original stockholders, $112,500, and the above amounts have been reflected as recapitalization charges during 1999.

                                   Loss per share has been restated to reflect the shares issued in the recapitalization as if they were outstanding for all of the periods presented.

4.   Losses and Uncertainties      The Company has accumulated losses of approximately $1,407,000, a stockholders'
                                   deficiency of $1,060,078 and has incurred costs to develop and enhance its technology and to create and introduce its products and services to its customers. The Company has had negative operating cash flow since inception which likely will continue as it continues to develop and market its products.

                                   The Company faces intense competition as there are many current competitors already established in this business and new competitors can establish themselves quickly as barriers to entry and the costs of entry are relatively low.

                                   The Company has not yet begun to generate income and cash flow from operations sufficient to maintain its operations or satisfy its future commitments and is reliant on its continuing ability to secure capital from a variety of outside financing sources.

                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements


                                   The emerging nature of the Company's products and services and their rapid evolution will require the Company to continually improve the performance, features and reliability of its services. The Company's success will depend, in part, on its ability to enhance its existing services, to develop new services and technology that address the increasingly sophisticated and varied needs of its customers and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer demands, its business, operating results and financial condition could be materially adversely affected.

                                   During 1999, ClearLogic raised approximately $1,492,000 through the issuance of convertible notes. The net proceeds have been used for its working capital and other general corporate purposes. The Company believes that it can secure additional financing sufficient to fully develop its technologies into commercially viable products and services. If adequate funds are not available, the Company may be required to curtail its operations or seek other remedies such as the sale of its operations. There can be no assurance that the Company will be successful in such endeavors.

                                   The Company's plan of operation and prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in the establishment of a new business.

5.      Investment in              During 1999, the Company made an investment in JAM Musical Industries, LLC, d/b/a
        Unconsolidated             radiotakeover ("JAM"). Radiotakeover is an internet-based independent music web
        Affiliate                  site, which allows users to listen to various musical selections over the internet. Based on the provisions of the operating agreement, the Company has influence on the operating and financial decisions of JAM. The Company's share of the profits and losses of JAM is approximately 33%, including its right to receive distributions from JAM. JAM had no significant operations during 1999.


                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements



6.      Property,                  Property, equipment and software consisted of the following:
        Equipment
        and Software
                                                                                Estimated
                                                                                   Useful         December 31,
                                                                                    Lives                 1999
                                  -------------------------------------------------------------------------------

                                  Computer equipment and
                                      software                                  3-5 years       $      194,025
                                  Video equipment                                 5 years               92,710
                                  Furniture and fixtures                        5-7 years               23,205
                                  -------------------------------------------------------------------------------

                                  Total                                                                309,940

                                  Less accumulated depreciation
                                      and amortization                                                 127,039
                                  -------------------------------------------------------------------------------

                                                                                                $      182,901
                                  -------------------------------------------------------------------------------

                                   Depreciation and amortization expense for 1999 and 1998 was $61,659 and $43,404, respectively.

7.      Capital Lease              During 1999, the Company entered into capital lease obligations totaling $79,829
        Obligations                for the purchase of computer and video equipment. The net book value of equipment under capital leases at December 31, 1999 amounted to $62,947.



                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements


                                   The future minimum lease payments under capital leases as of December 31, 1999, are as follows:

                                   Year ending December 31,                                               Amount
                                   --------------------------------------------------------------------------------

                                      2000                                                          $    55,870
                                      2001                                                                6,165
                                   --------------------------------------------------------------------------------

                                   Total minimum lease payments                                           62,035
                                   Less amount representing interest (8.5%)                                9,839
                                   --------------------------------------------------------------------------------

                                   Present value of net minimum lease payments                       $    52,196
                                   --------------------------------------------------------------------------------

8.      Notes Payable              During 1999 and 1998, the Company sold $492,000 and $116,200, respectively, of convertible notes of which $152,000 and $116,200 were issued to an officer of the
                                   Company. (See Note 12). In addition, the purchasers of the notes received one warrant for each dollar invested to purchase one share of common stock. The notes bear interest at 8% per annum and are due at maturity which is 24 months from the date of issuance. The notes and any accrued interest are convertible at the holder's option at any time, in their entirety, into common stock at a conversion price equal to the price as determined in an equity offering of at least $500,000.
                                   Interest expense on the notes for the years ended December 31, 1999 and 1998 amounted to $30,856 and $6,972, respectively.

                                   Holders of the notes received a total of 1,099,157 warrants. The warrants are exercisable at $.51 per share and expire four years from the date of issuance. As a result, the Company recorded discounts amounting to $24,600 and $5,810 for the years ended December 31, 1999 and 1998, respectively, which represents the fair value of the warrants. This amount will be amortized to interest expense over the term of the related notes. The amortization expense amounted to $11,721 and $617 for the years ended December 31, 1999 and 1998, respectively.


                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements



                                   During 1999, the Company sold $1,000,000 of convertible notes, bearing interest at 8% per annum which is due at maturity, 37 months from the date of issuance.
                                   The principal amount of these notes is convertible at the holder's option into common stock at a conversion price equal to the lower of the market price on the first day of trading or 75% of the market price averaged over the five trading days prior to the date of conversion. Interest expense on the notes for the year ended December 31, 1999 amounted to $7,014.

                                   Upon conversion of the notes into common stock, any remaining unamortized discount will be charged immediately to interest expense.

                                   Maturities of long-term debt, net of discount, are as follows:

                                   Year ending December 31,                                                Amount
                                   ----------------------------------------------------------------------------------

                                     2000                                                          $       208,729
                                     2001                                                                  381,399
                                     2002                                                                1,000,000
                                   ----------------------------------------------------------------------------------

                                                                                                   $     1,590,128
                                   ----------------------------------------------------------------------------------

9.      Income Taxes               During 1999, the Company elected to change its tax status from an S Corporation to a C Corporation. As such, the Company had no net operating loss carryforwards
                                   ("NOL's") at December 31, 1998. However, the Company had NOL's of $906,000 at
                                   December 31, 1999, which will expire during 2014. Accordingly, a deferred tax asset approximating $362,400 has been recognized. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, the deferred tax asset is offset by a 100% valuation allowance. Therefore, no deferred tax asset is reflected in these financial statements. Additionally, the annual utilization of the otherwise available net operating loss carryforward may be limited by the provisions of Section 382 of the Internal Revenue Code, as amended.

                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements



10.     Stockholders'              Preferred Stock
        Equity
                                   The Company's Articles of Incorporation, as amended, authorize the Company to provide for the issuance of up to 5,000,000 shares of preferred stock. The Board of Directors may divide the shares of preferred stock into series and shall fix and determine the designations, preferences, privileges, and ratify powers, if any, and the restrictions and qualifications of the share of each series as established.

                                   Common Stock

                                   The Company's Articles of Incorporation, as amended, authorize the Company to provide for the issuance of up to 20,000,000 shares of common stock. The outstanding shares of common stock, regardless of class, shall be entitled to one vote per share and shall share equally in dividends, whether paid in cash or by the issuance of additional shares of common stock, declared from time to time by the Board of Directors. Additionally, most of the common shares issued and outstanding are restricted as to tradability under the Securities Act.

                                   Employee Stock Option Plan

                                   1998 Stock Option Plan

                                   On August 16, 1999, the Company's Board of Directors and stockholders adopted and approved the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan permits the grant of options to purchase up to 2,000,000 shares of common stock, at a price per share no less than 100% of the fair market value of the common stock on the date the option is granted. The price would be no less than 110% of fair market value in the case of a stock option granted to any individual who owns more than
                                   10% of the Company's outstanding common stock. The 1998 Plan is designed to assist the Company in attracting and retaining highly qualified persons as employees of the Company in order to provide such key employees with incentives to contribute to the growth and development of the business of the Company. The
                                   1998 Plan also provides for the granting of both incentive stock options intended


                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements


                                   to qualify under Section 422 of the Internal Revenue Code, and nonqualified stock options, which do not qualify. Each option shall expire no later than ten years after the date on which it shall have been granted, but the Board in its discretion may prescribe a shorter period for any individual option or options.
                                   However, the term is limited to five years in the case of an option granted to a
                                   10% or greater stockholder of the Company. Options under the 1998 Plan are nontransferable, except: (1) by will or by the laws of descent and distribution;
                                   (2) in the event an optionee is permanently and totally disabled. The 1998 Plan also states that if at any time the Company becomes involved in any proposed consolidation, merger or the sale of substantially all of the Company's assets, the Company shall give written notice to the holder of any option that all of the outstanding options may be exercised only within thirty days after the date of the notice, but not thereafter. Unless the 1998 Plan is terminated earlier by the
                                   Board, the 1998 Plan will terminate in August 2010.

                                   During 1999, the Company granted options to purchase 1,653,615 shares of common stock at exercise prices ranging from $.02766 to $.05 per share. As discussed in
                                   Note 3, options to purchase 1,635,543 shares were issued as part of the recapitalization and became fully vested as of that date. The remainder of the options vest in installments over the course of four years from the date of grant.

                                   During 1999, 18,072 options were exercised for cash at a price of $.02766.
                                   Additionally, 1,442,078 options were exercised by reason of a cashless exercise resulting in the forfeiture of 12,741 options. The fair value of the options were recorded as recapitalization charges (see note 3). As of December 31, 1999,
                                   180,723 options were outstanding, none of which are exercisable.



                                                ClearLogic, Inc. and Subsidiary


                                     Notes to Consolidated Financial Statements



11.     Commitments                Operating Leases
        and
        Contingencies              The Company leases its office and equipment under noncancelable operating lease agreements.

                                   The future minimum lease payments are as
follows:

                                   Year ending December 31,                                             Amount
                                   ------------------------------------------------------------------------------

                                      2000                                                          $    69,000
                                      2001                                                               78,000
                                      2002                                                               35,250

                                   Rent expense under the office and equipment leases amounted to $50,500 and
                                   $26,750 in 1999 and 1998, respectively.

                                   Legal Proceedings

                                   From time to time, the Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits;
                                   however, in the opinion of the Company and its attorneys, the disposition of these lawsuits will not have a material adverse effect on the Company's financial position.

12.     Related Party              Throughout 1999 and 1998, the Company issued several convertible notes amounting
        Transactions               to $152,000 and $116,200, respectively, to an officer of the Company for operating purposes (See Note 8). The notes mature at various times during 2001.

                                   The Company issued a note receivable approximating $8,000 to an officer during
                                   1999. The balance, together with accrued interest at 8% per annum, is due
                                   November 2001.



                                  EXHIBIT INDEX



Exhibit No.       Exhibit Description
-----------       --------------------
 3.1              Certificate of Incorporation, as amended.

 3.2              Bylaws, as amended.

10.1 Agreement and Plan of Reorganization dated November 13, 1999 by and between St. James Group, Inc., ClearLogic Acquisition Corp. and ClearLogic, Inc. (Incorporated by reference to the like-described exhibit in the Company's Form 8-K current report dated November 30, 1999.)

10.2 Lease Agreement dated March 3, 1999 between Levco Enterprises, L.L.C. and ClearLogic, Inc., a New Jersey corporation.

10.3              Form of Convertible Note.

10.4              Form of Convertible Debenture.

10.5              ClearLogic, Inc. 1998 Stock Option Plan

10.6 Warrant to Purchase Common Stock dated August 19, 1999 issued to Douglas Schwarzwaelder.

10.7              Form of Securities Purchase Agreement.

21.1              Subsidiaries of the registrant.