Form 10QSB
period 2000-03-31
CLEARLOGIC INC
filed 2000-08-21
CIK 925664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____

Commission file number: 0-24376

                                ClearLogic, Inc.
                                ----------------
                 (Name of small business issuer in its charter)

       Delaware                                                  33-0612125
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

41 South Haddon Avenue, Haddonfield, New Jersey                         08033
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Issuer's telephone number, including area code:  (856) 547-7844

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_. No ___.

State the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 14,827,226 shares of Common Stock outstanding on August 14, 2000.

Transitional Small Business Disclosure: Yes ____.  No _X_ .

                                ClearLogic, Inc.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I.  Financial Information

Item 1.  Condensed Financial Statements
         Consolidated Balance Sheets........................................3-4
         Consolidated Statements of Operations................................5
         Consolidated Statement of Changes in Stockholders' (Deficiency)......6
         Consolidated Statement of Cash Flows...............................7-8
         Notes to Condensed Consolidated Financial Statements.................9

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition............................10-12

PART II.  Other Information

Items 1-5.................
Item 6.  Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ClearLogic, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                   (unaudited)


                                                                  March 31, 2000
--------------------------------------------------------------------------------

Assets

Current assets
   Cash and cash equivalents                                          $   28,049
   Accounts receivable, net of allowance for doubtful accounts of         80,796
       $13,952
   Prepaid expenses                                                       13,333
   Other current assets                                                   15,290
--------------------------------------------------------------------------------

Total current assets                                                     137,468
--------------------------------------------------------------------------------

Property, equipment and software, net of accumulated
   depreciation and amortization of $145,242                             206,053
--------------------------------------------------------------------------------

Other assets
   Due from officer                                                        8,235
   Investment, at cost                                                    44,980
   Unamortized software costs, net of accumulated
       amortization of $56,333                                            26,667
   Deferred financing costs, net of accumulated
       amortization of $2,787                                             22,208
   Other                                                                  12,515
--------------------------------------------------------------------------------

Total other assets                                                       114,605
--------------------------------------------------------------------------------





Total assets                                                          $  458,126
================================================================================

                         ClearLogic, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                   (unaudited)


                                                                 March 31, 2000
-------------------------------------------------------------------------------

Liabilities and Stockholders' (Deficiency)

Current liabilities
     Accounts payable                                            $       64,884
     Accrued expenses                                                    61,365
     Notes payable, net of discount                                     374,022
     Capital lease obligations                                           37,647
-------------------------------------------------------------------------------

Total current liabilities                                               537,918

Notes payable, net of current maturities and discount                 1,263,886
-------------------------------------------------------------------------------

Total liabilities                                                     1,801,804
-------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' (deficiency)
     Preferred stock, no par value
         Authorized 5,000,000 shares
         Issued and outstanding - none                                       --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 14,827,226 shares                        14,827
     Additional paid-in capital                                         333,465
     Accumulated (deficit)                                           (1,691,970)
-------------------------------------------------------------------------------

Total stockholders' (deficiency)                                     (1,343,678)
-------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                 $      458,126
================================================================================

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                 Three Months Ended
                                                                       March 31,
                                                                2000              1999
----------------------------------------------------------------------------------------

Net revenues                                               $   217,159       $    84,751

Cost of revenues                                                41,582            14,578
----------------------------------------------------------------------------------------

Gross profit                                                   175,577            70,173
----------------------------------------------------------------------------------------

Operating expenses
     General and administrative                                305,193            82,440
     Product development                                        99,372            11,840
     Depreciation and amortization                              19,542             9,851
----------------------------------------------------------------------------------------

Total operating expenses                                       424,107           104,131
----------------------------------------------------------------------------------------

Operating (loss)                                              (248,530)          (33,958)

Interest expense                                               (37,849)           (6,530)

Other income, net                                                1,744             3,946
----------------------------------------------------------------------------------------

Net (loss)                                                 $  (284,635)      $   (36,542)
----------------------------------------------------------------------------------------

(Loss) per share of common stock (basic and diluted)       $      (.02)      $      (.00)
----------------------------------------------------------------------------------------

Weighted average common shares outstanding used in
     computing loss per share (basic and diluted)           14,819,072        13,346,385
========================================================================================

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
         Consolidated Statement of Changes in Stockholders' (Deficiency)
                                   (unaudited)



                                        Preferred Stock               Common Stock
                                      ---------------------       -------------------
                                      Number                      Number                   Additional
                                          of                        of                      Paid-In     Accumulated    Stockholders'
                                      Shares         Amount       Shares      Amount        Capital      (Deficit)     (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                          $   --     14,806,535   $  14,806    $  332,451    $ (1,407,335)   $ (1,060,078)

Shares issued as compensation for
     services rendered by employees                                20,691          21         1,014                           1,035
Net (loss)                                                                                                 (284,635)       (284,635)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                             $   --     14,827,226   $  14,827    $  333,465    $ (1,691,970)   $ (1,343,678)
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                      2000                1999
------------------------------------------------------------------------------------------------

Cash flows from operating activities
     Net (loss)                                                   $  (284,635)        $  (36,542)
     Adjustments to reconcile net (loss) to net cash (used in)
         operating activities
              Depreciation and amortization                            37,442             12,547
              Allowance for doubtful accounts                           6,689
              Compensation related to issuance of options and
                  warrants                                              1,035
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Accounts receivable                             (71,522)          (37,294)
                      Other current assets                              2,210            (3,146)
                      Investment, at cost                             (44,980)
                  Increase (decrease) in liabilities
                      Accounts payable                                 14,431             13,228
                      Accrued expenses                                 30,769             11,573
------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                              (308,561)           (39,634)
------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchases of property, equipment and software                    (53,217)           (25,987)
------------------------------------------------------------------------------------------------

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                                 2000           1999
--------------------------------------------------------------------------------------

Cash flows from financing activities
  Net proceeds from sales of convertible notes               $               $  85,000
  Payments on notes payable                                                     (4,678)
  Principal payments on capital leases                         (14,550)         (6,125)
--------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities            (14,550)         74,197
--------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents          (376,328)          8,576

Cash and cash equivalents at beginning of year                 404,377           2,353
--------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $  28,049       $  10,929
======================================================================================

Supplemental schedule of noncash investing and financing
  Activities
    Equipment purchased under capital leases                 $      --       $  28,526
======================================================================================

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared by ClearLogic, Inc. and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of results for the interim periods presented. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the accompanying disclosures are adequate to make the information presented not misleading. These financial statements and notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note 2.   Website Development Contract

         In March 2000, the Company entered into a contract to develop a website for a customer. Under the terms of the contract, the Company will receive cash and a 6% equity interest in their customer. The total value of the contract which amounted to $573,600 consists of the fair value of the common stock received of $423,600 and $150,000 in cash. Thc Company has accounted for the contract in accordance with AICPA Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". As a result, approximately $70,000 has been recognized as revenue for the three months ended March 31, 2000. At March 31, 2000, the Company's carrying value of its investment amounted to $44,980.

Note 3.   Losses and Uncertainties

         The Company has accumulated losses of approximately $1,691,970, a stockholders' deficiency of $1,343,678 and has incurred costs to develop and enhance its technology and to create and introduce its products and services to its customers. The Company has had negative operating cash flow since inception which likely will continue as it continues to develop and market its products.

         The Company faces intense competition as there are many current competitors already established in this business and new competitors can establish themselves quickly as barriers to entry and the costs of entry are relatively low.

         The Company has not yet begun to generate income and cash flow from operations sufficient to maintain its operations or satisfy its future commitments and its reliant on its continuing ability to secure capital from a variety of outside financing sources.

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

         The Company's plan of operations and prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in the establishment of a new business.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "1999 Form 10-KSB").

         The information in this discussion contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in "Risk Factors" in the 1999 Form 10-KSB. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved.

Overview

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

         o NewMedia services and solutions. ClearLogic also offers various NewMedia professional services, which include electronic commerce web sites, database-to-web programming, web site design, web site hosting, multimedia production, digital video production, three dimensional modeling and animation, and custom software development. The Company also intends to use its NewMedia expertise to develop special content Internet sites built and managed by ClearLogic that will generate incremental revenue for the Company. The Company also intends to package some of the software created for these sites and remarket the components. ClearLogic also provides Network security services and solutions.

         In November 1999, ClearLogic merged with St. James Group, Inc. pursuant to an Agreement and Plan of Reorganization dated November 23, 1999. Under the agreement, ClearLogic Acquisition Corporation, a wholly owned subsidiary of St. James, merged into ClearLogic, Inc., the New Jersey corporation. In consideration of the merger, 11,096,385 shares of common stock of St. James were issued to the shareholders of ClearLogic, Inc. ClearLogic, Inc. employee stock options to purchase 905,000 shares were converted in the merger to options to purchase 1,635,543 shares of St. James at a price of $.027666 per share. Upon consummation of the merger, St. James changed its name to ClearLogic, Inc., and the operating company became our wholly owned subsidiary. Officers and directors of ClearLogic, Inc., the New Jersey corporation, were elected as the new directors and officers. Prior to the closing, St. James had no affiliation with ClearLogic.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Net loss applicable to common stock for the three months ended March 31, 2000 was ($284,635) or ($.02) per basic and diluted share as compared to the net loss for the three months ended March 31, 1999 of ($36,542) or ($.00) per basic and diluted share. The increased loss is the result of a significant increase in operating expenses as compared to the revenues recognized for the same period.

         Revenues of $217,159 in 2000 increased from $84,751 in 1999 primarily due to an increase in operations during the first quarter of 2000. Revenues from a certain website development contract amounted to $70,000, of which approximately $45,000 represents revenue recognized in connection with the receipt of an equity interest in its customer.

         General and administrative expenses were $305,193 and $82,440 for the three months ended March 31, 2000 and 1999, respectively. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business as well as increased expenses for recruiting, travel, professional fees and insurance. General and administrative expenses as a percentage of revenue were 140% and 97% for the three months ended March 31, 2000 and 1999, respectively.

         Product development expenses of $99,372 in 2000 increased from $11,840 in 1999 primarily due to the development and enhancement of our NetProof product and also due to an increase in payroll and related costs. We believe that our product development investment is essential in order to maintain our market and technological competitiveness. These costs as a percentage of revenue were 46% and 14% for the three months ended March 31, 2000 and 1999, respectively.

         Depreciation and amortization includes as part of operating expenses of $19,542 in 2000 increased from $9,851 in 1999 due to additional equipment purchases and software capitalization.

         Net interest expense of $37,849 in 2000 increased from $6,530 in 1999 primarily due to interest on the increased outstanding debt balance at March 31, 2000.

Plan of Operation, Liquidity and Capital Resources

         A major objective of the Company is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents plus funds generated from operating cash flows.

         During 1998 and 1999, we relied on borrowings under private placements from accredited investors, for which the Company issued $608,200 of 8% convertible notes with warrants to fund operations. In addition, in September 1998, ClearLogic entered into a line of credit for up to $30,000 with a bank for working capital purposes. That line of credit was repaid and canceled in December 1999. During 1999, ClearLogic issued $1.0 million of 8% convertible debentures, the net proceeds of which were used for working capital and other general purposes. The notes and debentures and accrued interest are due at maturity that ranges from 24 to 37 months from the date of issuance. With the exception of the debentures, the notes and any accrued interest are convertible at the holder's option, in their entirety, into common stock at a conversion price determined at the time the Company sells such stock in an equity offering of at least $500,000. The debentures are convertible at a conversion price equal to the lower of the market price on the first day of trading or 75% of the market price averaged over the five trading days prior to the date of the conversion.

         Cash and cash equivalents as of March 31, 2000 amounted to $28,049. The Company anticipates the need to obtain additional financing from outside sources to fund its operations and general corporate expenditures.

         Net cash used in operating activities of $311,811 in 2000 was the result of operating losses.

         ClearLogic has no future material commitments for capital expenditures at March 31, 2000. For the 3 months ended March 31, 2000, ClearLogic's capital expenditures totaled approximately $53,217. Capital expenditures were primarily for equipment, software and building improvements.

         If we are able to obtain sufficient capital to pursue our strategic goals, we intend to transition our NetProof software to a customized Application Service Provider-model. However, in the absence of capital, ClearLogic is maintaining its operations through a balanced offering of custom software, commodity mid-to-high-end e-commerce web development and multimedia services.

         We derive substantially all of our revenues from fees for services generated on a project-by-project basis. ClearLogic's services are provided on both a fixed-time, fixed-price basis and on a time and materials basis. Historically, ClearLogic has not operated on a retainer basis; however, in the future, ClearLogic may utilize such arrangements.

         We anticipate that we will continue to expand our sales operations throughout the U.S. within the next twelve months and, therefore, we expect to incur increases in our sales and marketing expenditures. We also expect to incur increases in our product development expenditures as we continue to enhance our products.

         We believe that our existing capital resources are not sufficient to meet our capital requirements for the next twelve months. We intend to seek financing from outside sources (including but not limited to our current investment bankers and strategic partners) to meet our capital requirements for at least the next twelve months.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable

Item 2. Change in securities.

        Not applicable

Item 3. Defaults Upon Senior Securities.

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable

Item 5. Other Information.

        Not applicable

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:
            (27) Financial Data Schedule (in electronic format only).

        (b) Reports on Form 8-K:
            None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CLEARLOGIC, INC.




Dated: August 21, 2000                    By:/s/ Philip S. Burnham, II
                                             -------------------------
                                             Philip S. Burnham, II
                                             Chief Operating Officer, General
                                             Counsel and Chief Financial Officer