Form 10QSB
period 2000-06-30
CLEARLOGIC INC
filed 2000-08-21
CIK 925664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-24376

                                ClearLogic, Inc.
                                ----------------
                 (Name of small business issuer in its charter)

       Delaware                                               33-0612125
------------------------------                            -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

41 South Haddon Avenue, Haddonfield, New Jersey                      08033
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Issuer's telephone number, including area code:  (856) 547-7844

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X . No   .
   ---    ---

State the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 14,827,226 shares of Common Stock outstanding on August 14, 2000.

Transitional Small Business Disclosure: Yes   .  No X .
                                           ---     ---

                                ClearLogic, Inc.

                                Table of Contents

                                                                                  Page
                                                                                  ----
PART I.  Financial Information

Item 1.  Condensed Financial Statements
         Consolidated Balance Sheets................................................3-4
         Consolidated Statements of Operations........................................5
         Consolidated Statement of Changes in Stockholders' (Deficiency)..............6
         Consolidated Statement of Cash Flows.......................................7-8
         Notes to Condensed Consolidated Financial Statements.........................9

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition....................................11-14

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K............................................15

Signatures...........................................................................16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ClearLogic, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                   (unaudited)


                                                                                June 30, 2000
---------------------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                                                      $  51,001
     Accounts receivable, net of allowance for doubtful accounts of
         $15,453                                                                      164,572
     Prepaid expenses                                                                   9,276
     Other current assets                                                               9,656
---------------------------------------------------------------------------------------------

Total current assets                                                                  234,505
---------------------------------------------------------------------------------------------

Property, equipment and software, net of accumulated
     depreciation and amortization of $164,029                                        192,129
---------------------------------------------------------------------------------------------

Other assets
     Due from officer                                                                   8,401
     Investment, at cost                                                              251,655
     Unamortized software costs, net of accumulated
         amortization of $64,166                                                       32,834
     Deferred financing costs, net of accumulated
         amortization of $4,864                                                        20,131
     Other                                                                             14,222
---------------------------------------------------------------------------------------------

Total other assets                                                                    327,243
---------------------------------------------------------------------------------------------


Total assets                                                                        $ 753,877
=============================================================================================

                         ClearLogic, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                   (unaudited)


                                                                                June 30, 2000
----------------------------------------------------------------------------------------------
Liabilities and Stockholders' (Deficiency)

Current liabilities
     Accounts payable                                                             $   170,332
     Accrued expenses                                                                 111,583
     Notes payable, net of discount                                                   503,523
     Capital lease obligations                                                         20,857
----------------------------------------------------------------------------------------------

Total current liabilities                                                             806,295

Notes payable, net of current maturities and discount                               1,152,981
----------------------------------------------------------------------------------------------

Total liabilities                                                                   1,959,276
----------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' (deficiency)
     Preferred stock, no par value
         Authorized 5,000,000 shares
         Issued and outstanding - none                                                     --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 14,827,226 shares                                      14,827
     Additional paid-in capital                                                       333,465
     Accumulated (deficit)                                                         (1,553,691)
----------------------------------------------------------------------------------------------

Total stockholders' (deficiency)                                                   (1,205,399)
----------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                                  $   753,877
==============================================================================================

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                   (unaudited)


                                                                                              Three Months Ended
                                                                                                    June 30,
                                                                                             2000               1999
------------------------------------------------------------------------------------------------------------------------
Net revenues                                                                           $  805,932         $  114,723

Cost of revenues                                                                          209,984             18,226
------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                              595,948             96,497
------------------------------------------------------------------------------------------------------------------------

Operating expenses
     General and administrative                                                           318,390            110,777
     Product development                                                                   83,296             75,102
     Depreciation and amortization                                                         18,726             12,101
------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                                  420,412            197,980
------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                                   175,536           (101,483)

Interest expense                                                                          (37,674)           (12,287)

Other income, net                                                                             417              1,820
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                      $  138,279         $ (111,950)
========================================================================================================================

Income (loss) per share of common stock (basic and diluted)                            $      .01         $     (.01)
========================================================================================================================

Weighted average common shares outstanding used in
     computing income (loss) per share (basic and diluted)                             14,827,226         13,350,841
========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                             2000               1999
------------------------------------------------------------------------------------------------------------------------
Net revenues                                                                         $  1,023,091       $    199,474

Cost of revenues                                                                          251,566             32,804
------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                              771,525            166,670
------------------------------------------------------------------------------------------------------------------------

Operating expenses
     General and administrative                                                           623,583            193,217
     Product development                                                                  182,668             86,942
     Depreciation and amortization                                                         38,268             21,952
------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                                  844,519            302,111
------------------------------------------------------------------------------------------------------------------------

Operating (loss)                                                                          (72,994)          (135,441)

Interest expense                                                                          (75,523)           (18,817)

Other income, net                                                                           2,161              5,766
------------------------------------------------------------------------------------------------------------------------

Net (loss)                                                                            $  (146,356)       $  (148,492)
========================================================================================================================

Loss per share of common stock (basic and diluted)                                    $      (.01)       $      (.01)
========================================================================================================================

Weighted average common shares outstanding used in
     computing loss per share (basic and diluted)                                      14,823,217         13,355,371
========================================================================================================================

                    See accompanying notes to consolidated financial statements.
                                       6

                         ClearLogic, Inc. and Subsidiary
         Consolidated Statement of Changes in Stockholders' (Deficiency)
                                   (unaudited)

                                          Preferred Stock         Common Stock
                                        ------------------   ---------------------
                                         Number                  Number                Additional
                                             of                      of                   Paid-In       Accumulated   Stockholders'
                                         Shares    Amount        Shares     Amount        Capital        (Deficit)    (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                         $   --    14,806,535   $ 14,806      $ 332,451      $(1,407,335)    $(1,060,078)

Shares issued as compensation for
         services rendered by employees                          20,691         21          1,014                            1,035

Net (loss)                                                                                                (146,356)       (146,356)
------------------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 2000                             $   --    14,827,226   $ 14,827      $ 333,465      $(1,553,691)    $(1,205,399)
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         2000                1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net (loss)                                                                   $ (146,356)        $  (148,492)
     Adjustments to reconcile net (loss) to net cash (used in)
         operating activities
              Depreciation and amortization                                           56,885              24,451
              Allowance for doubtful accounts                                          8,190               3,000
              Compensation related to issuance of options and                          1,035
                  warrants
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Accounts receivable                                           (156,799)            (48,474)
                      Prepaid expenses                                                 9,391              (1,502)
                      Other current assets                                             2,521              (7,750)
                      Investments, at cost                                          (251,655)
                  Increase (decrease) in liabilities
                      Accounts payable                                               119,879               3,874
                      Accrued expenses                                                42,263              (2,036)
                      Other current liabilities                                       63,827                (205)
---------------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                             (250,819)           (177,134)
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchases of property, equipment and software                                   (71,219)            (57,059)
---------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                              (71,219)            (57,059)
---------------------------------------------------------------------------------------------------------------------

                                       8

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      2000                1999
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
     Exercise of stock options                                                    $                    $     500
      Net proceeds from sales of convertible notes                                                       356,000
      Principal payments on capital leases                                          (31,338)
------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                 (31,338)             356,500
------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                               (353,376)             122,307

Cash and cash equivalents at beginning of year                                      404,377                2,353
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $  51,001            $ 124,660
==================================================================================================================

Supplemental schedule of noncash investing and financing
     activities
         Equipment purchased under capital leases                                 $                    $  79,829
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared by ClearLogic, Inc. and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of results for the interim periods presented. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the accompanying disclosures are adequate to make the information presented not misleading. These financial statements and notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note 2. Website Development Contracts

         During 2000, the Company entered into two contracts to develop websites for customers. Under the terms of the contracts, the Company will receive cash and an equity interest in their customers. The total value of the contracts which amounted to $1,364,200 consists of the fair value of the common stock received of $587,100 and $777,100 in cash. The Company has accounted for the contracts in accordance with AICPA Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". As a result, approximately $532,700 has been recognized as revenue for the six months ended June 30, 2000. At June 30, 2000, the Company's carrying value of its investment amounted to $251,655.

Note 3. Losses and Uncertainties

         The Company has accumulated losses of approximately $1,553,691, a stockholders' deficiency of $1,205,399 and has incurred costs to develop and enhance its technology and to create and introduce its products and services to its customers. The Company has had negative operating cash flows since inception which likely will continue as it continues to develop and market its products.

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

         The information in this discussion contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in "Risk Factors" in the 1999 10-KSB. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved.

Overview

         We founded ClearLogic, the e-media solutions company(TM), in 1997 to develop custom and off-the-shelf software and provide creative multimedia services to address certain niches within the Internet business-to-business environment. During the past three years, we have built a solid customer base with our services and custom software, and are poised to take the next step toward delivering not only customized products, but also off-the-shelf repeatable solutions for electronic media-related uses, via shrink-wrap, online delivery and Application Service Provider, or ASP, channels. We presently offer e-business solutions in two general product or service categories:

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net income applicable to common stock for the three months ended June 30, 2000 was $138,279 or $.01 per basic and diluted share as compared to the net loss for the three months ended June 30, 1999 of ($111,950) or ($.01) per basic and diluted share. The increase in income is the result of a significant increase in revenues as compared to the revenues recognized for the same period.

         Revenues of $805,932 in 2000 increased from $114,723 in 1999 primarily due to an increase in operations during the second quarter of 2000. Revenues from certain website development contracts amounted to 462,700 of which approximately $207,000 represents revenue recognized in connection with the receipt of equity interests in its customers.

         General and administrative expenses were $318,390 and $110,777 for the three months ended June 30, 2000 and 1999, respectively. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business as well as increased expenses for recruiting, travel, professional fees and insurance. General and administrative expenses as a percentage of revenue were 40% and 97% for the three months ended June 30, 2000 and 1999, respectively.

         Product development expenses of $83,296 in 2000 increased from $75,102 in 1999 primarily due to the development and enhancement of our NetProof product and also due to an increase in payroll and related costs. We believe that our product development investment is essential in order to maintain our market and technological competitiveness. These costs as a percentage of revenue were 10% and 65% for the three months ended June 30, 2000 and 1999, respectively.

         Depreciation and amortization included as part of operating expenses of $18,726 in 2000 increased from $12,101 in 1999 due to additional equipment purchases and software capitalization.

         Net interest expense of $37,674 in 2000 increased from $12,287 in 1999 primarily due increased to levels of indebtedness at June 30, 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net loss applicable to common stock for the six months ended June 30, 2000 was $(146,356) or ($.01) per basic and diluted share as compared to the net loss for the six months June 30, 1999 of ($148,492) or ($.01) per basic and diluted share.

         Revenues of $1,023,091 in 2000 increased from $199,474 in 1999 primarily due to an increase in operations during the first six months of 2000. Revenues from certain website development contracts amounted to $532,700, of which approximately $252,000 represents revenue recognized in connection with the receipt of an equity interest in its customers.

         General and administrative expenses were $623,583 and $193,217 for the six months ended June 30, 2000 and 1999, respectively. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business as well as increased expenses for recruiting, travel, professional fees and insurance. General and administrative expenses as a percentage of revenue were 61% and 97% for the six months ended June 30, 2000 and 1999, respectively.

         Product development expenses of $182,668 in 2000 increased from $86,942 in 1999 primarily due to the development and enhancement of our NetProof product and also due to an increase in payroll and related costs. We believe that our product development investment is essential in order to maintain our market and technological competitiveness. These costs as a percentage of revenue were 18% and 44% for the six months ended June 30, 2000 and 1999, respectively.

         Depreciation and amortization included as part of operating expenses of $38,268 in 2000 increased from $21,952 in 1999 due to additional equipment purchases and software capitalization.

         Net interest expense of $75,523 in 2000 increased from $18,817 in 1999 primarily due interest on the increased outstanding debt during 2000.


Plan of Operation, Liquidity and Capital Resources

         A major objective of the Company is to maintain sufficient liquidity to fund growth and meet all cash requirements with cash and short-term equivalents plus funds generated from operating cash flows.

         During 1998 and 1999, we relied on borrowings under private placements from accredited investors, for which the Company issued $608,200 of 8% convertible notes with warrants to fund operations. In addition, in September 1998, ClearLogic entered into a line of credit for up to $30,000 with a bank for working capital purposes. That line of credit was repaid and canceled in December 1999. During 1999, ClearLogic issued $1.0 million of 8% convertible debentures, the net proceeds of which were used for working capital and other general purposes. The notes, debentures and accrued interest bear interest at 8% per annum, which is due at maturity that ranges from 24 to 37 months from the date of issuance. With the exception of the debentures, the notes and any accrued interest are convertible at the holder's option, in their entirety, into common stock at a conversion price determined at the time the Company sells such stock in an equity offering of at least $500,000. The debentures are convertible at a conversion price equal to the lower of the market price on the first day of trading or 75% of the market price averaged over the five trading days prior to the date of the conversion.

         Cash and cash equivalents as of June 30, 2000 amounted to $51,001. The Company anticipates the need to obtain additional financing from outside sources to fund its operations and general corporate expenditures.

         Net cash used in operating activities of $254,069 in 2000 was the result of operating losses.

         ClearLogic has no future material commitments for capital expenditures at June 30, 2000. For the six months ended June 30, 2000, ClearLogic's capital expenditures totaled approximately $71,219. Capital expenditures were primarily for equipment, software and building improvements.

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

            Not applicable

Item 3.     Defaults Upon Senior Securities.

            Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

            Not applicable

Item 5.     Other Information.

            Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:
                  (27) Financial Data Schedule (in electronic format only).

            (b)   Reports on Form 8-K:
                  None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLEARLOGIC, INC.




Dated:   August 21, 2000                 By: /s/ Philip S. Burnham, II
                                             ------------------------
                                             Philip S. Burnham, II
                                             Chief Operating Officer, General
                                             Counsel and Chief Financial Officer