Form 10QSB
period 2000-09-30
CLEARLOGIC INC
filed 2000-11-21
CIK 925664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 0-24376

                                ClearLogic, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                              33-0612125
------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

41 South Haddon Avenue, Haddonfield, New Jersey                      08033
--------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip code)

Issuer's telephone number, including area code:  (856) 547-7844

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

Transitional Small Business Disclosure: Yes   .  No  X .
                                           ---     ----

                                ClearLogic, Inc.

                                Table of Contents

                                                                               Page
                                                                               ----
PART I.  Financial Information

Item 1.  Condensed Financial Statements
         Consolidated Balance Sheets.............................................3-4
         Consolidated Statements of Operations.....................................5
         Consolidated Statement of Changes in Stockholders' (Deficiency)...........6
         Consolidated Statement of Cash Flows....................................7-8
         Notes to Condensed Consolidated Financial Statements......................9

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition.................................10-12

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.........................................13

Signatures........................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                         ClearLogic, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                                September 30, 2000
--------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                                                           $  15,715
     Accounts receivable, net of allowance for doubtful accounts of
         $16,953                                                                            91,001
     Prepaid expenses                                                                        4,999
     Other current assets                                                                   14,640
--------------------------------------------------------------------------------------------------

Total current assets                                                                       126,355
--------------------------------------------------------------------------------------------------

Property, equipment and software, net of accumulated
     depreciation and amortization of $182,450                                             184,601
--------------------------------------------------------------------------------------------------

Other assets
     Due from officer                                                                        8,570
     Investment, at cost                                                                   433,600
     Unamortized software costs, net of accumulated
         amortization of $72,000                                                            25,000
     Deferred financing costs, net of accumulated
         amortization of $6,946                                                             18,054
     Other                                                                                   1,875
--------------------------------------------------------------------------------------------------

Total other assets                                                                         487,099
--------------------------------------------------------------------------------------------------



Total assets                                                                             $ 798,055
---------------------------------------------------------------------------------------------------

                         ClearLogic, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                              September 30, 2000
------------------------------------------------------------------------------------------------
Liabilities and Stockholders' (Deficiency)

Current liabilities
     Accounts payable                                                               $   266,450
     Accrued expenses                                                                   134,347
     Notes payable, net of discount                                                     554,864
     Capital lease obligations                                                            8,603
-----------------------------------------------------------------------------------------------
      Other                                                                              10,108

Total current liabilities                                                               974,372

Notes payable, net of current maturities and discount                                 1,164,818
-----------------------------------------------------------------------------------------------

Total liabilities                                                                     2,139,190
-----------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' (deficiency)
     Preferred stock, no par value
         Authorized 5,000,000 shares
         Issued and outstanding - none                                                       --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 14,827,226 shares                                        14,827
     Additional paid-in capital                                                         333,465
     Accumulated (deficit)                                                           (1,689,427)
-----------------------------------------------------------------------------------------------

Total stockholders' (deficiency)                                                     (1,341,135)
-----------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                                    $   798,055
-----------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                           2000                1999
---------------------------------------------------------------------------------------------------------
Net revenues                                                           $     605,693       $    131,632

Cost of revenues                                                             113,923             49,590
---------------------------------------------------------------------------------------------------------

Gross profit                                                                 491,770             82,042
---------------------------------------------------------------------------------------------------------

Operating expenses
     General and administrative                                              460,864            151,403
     Product development                                                     109,502             66,733
     Depreciation and amortization                                            24,859             13,093
---------------------------------------------------------------------------------------------------------

Total operating expenses                                                     595,225            231,229
---------------------------------------------------------------------------------------------------------

Operating income (loss)                                                     (103,454)          (149,187)

Interest expense                                                             (32,465)           (18,505)

Other income, net                                                                184              1,500
---------------------------------------------------------------------------------------------------------

Net income (loss)                                                      $    (135,736)      $   (166,192)
---------------------------------------------------------------------------------------------------------

Income (loss) per share of common stock (basic and diluted)            $         .01       $       (.01)
---------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding used in
     computing income (loss) per share (basic and diluted)                14,827,226         13,355,371
---------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                            Nine Months Ended
                                                                               September 30,
                                                                          2000              1999
------------------------------------------------------------------------------------------------------
Net revenues                                                         $  1,628,784       $    331,106

Cost of revenues                                                          365,489             82,394
------------------------------------------------------------------------------------------------------

Gross profit                                                            1,263,295            248,712
------------------------------------------------------------------------------------------------------

Operating expenses
     General and administrative                                         1,084,447            344,620
     Product development                                                  292,170            153,675
     Depreciation and amortization                                         63,127             35,045
------------------------------------------------------------------------------------------------------

Total operating expenses                                                1,439,744            533,340
------------------------------------------------------------------------------------------------------

Operating (loss)                                                        (176,448)           (284,628)

Interest expense                                                        (107,988)            (37,322)

Other income, net                                                           2,345              7,266
------------------------------------------------------------------------------------------------------

Net (loss)                                                           $   (282,092)      $   (314,684)
------------------------------------------------------------------------------------------------------

Loss per share of common stock (basic and diluted)                   $       (.02)      $       (.02)
------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding used in
     computing loss per share (basic and diluted)                      14,827,226         13,355,371
------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
         Consolidated Statement of Changes in Stockholders' (Deficiency)
                                   (unaudited)

                                         Preferred Stock                    Common Stock
                                  -------------------------      ------------------------
                                     Number                          Number
                                         of                              of
                                     Shares         Amount           Shares       Amount
-------------------------------------------------------------------------------------------

Balance, June 30, 2000                              $   --       14,827,226    $  14,827



Net (loss)
-------------------------------------------------------------------------------------------

Balance, September 30, 2000                         $   --       14,827,226    $  14,827

-------------------------------------------------------------------------------------------



                                   Additional
                                      Paid-In        Accumulated     Stockholders'
                                      Capital          (Deficit)      (Deficiency)
------------------------------------------------------------------------------------

Balance, June 30, 2000            $  333,465        $ (1,553,691)       (1,205,399)



Net (loss)                                              (135,736)         (135,736)
------------------------------------------------------------------------------------

Balance, September 30, 2000       $  333,465          (1,689,427)      $(1,341,135)

------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            2000                1999
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net (loss)                                                         (282,092)         $ (314,684)
     Adjustments to reconcile net (loss) to net cash (used in)
         operating activities
              Depreciation and amortization                               87,564              43,046
              Allowance for doubtful accounts                              9,690               4,500
              Compensation related to issuance of options and              1,035
                  warrants
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Accounts receivable                               (84,728)             (62,727)
                      Prepaid expenses                                    13,668                (418)
                      Other current assets                                (5,713)            (12,250)
                      Investments, at cost                              (423,600)
                  Increase (decrease) in liabilities
                      Accounts payable                                   215,997               2,563
                      Accrued expenses                                    65,027              31,975
                      Other current liabilities                           73,766                (205)
--------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                 (304,208)           (253,579)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchases of property, equipment and software                       (82,112)            (76,075)
--------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                  (82,112)            (76,075)
--------------------------------------------------------------------------------------------------------

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                      2000                1999
----------------------------------------------------------------------------------------------------
Cash flows from financing activities
      Proceeds from borrowings, net                                                      (30,000)
      Exercise of stock options                                   $   38,000           $     500
      Net proceeds from sales of convertible notes                     3,250             418,000
      Principal payments on capital leases                           (43,592)            (11,447)
----------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                    2,342             377,053
----------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                (388,662)             47,399

Cash and cash equivalents at beginning of year                       404,377               2,353
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                        $   15,715           $  49,752
----------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing
     activities
         Equipment purchased under capital leases                 $                    $  79,829
---------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared by ClearLogic, Inc. and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of results for the interim periods presented. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the accompanying disclosures are adequate to make the information presented not misleading. These financial statements and notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note 2.   Website Development Contracts

         During 2000, the Company entered into two contracts to develop websites for customers. Under the terms of the contracts, the Company will receive cash and an equity interest in their customers. The total value of the contracts which amounted to $1,364,200 consists of the fair value of the common stock received of $587,100 and $777,100 in cash. The Company has accounted for the contracts in accordance with AICPA Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". As a result, approximately $573,600 has been recognized as revenue for the nine months ended September 30, 2000. At September 30, 2000, the Company's carrying value of its investment amounted to $423,600. At September 30, 2000, the Company had completed work on one contract, and on October 2, 2000, the Company was discharged from work on the other contract.

Note 3.   Losses and Uncertainties

         The Company has incurred costs to develop and enhance its technology and to create and introduce its products and services. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis.

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


Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months
Ended September 30, 1999

         Net loss applicable to common stock for the three months ended September 30, 2000 was ($135,736) or ($.01) per basic and diluted share as compared to the net loss for the three months September 30, 1999 of ($166,192) or ($.01) per basic and diluted share. The decrease in loss is the result of a significant increase in revenues as compared to the revenues recognized for the same period.

         Revenues of $605,693 in 2000 increased from $131,632 in 1999 primarily due to an increase in operations during the first and second quarter of 2000.

         General and administrative expenses were $460,864 and $151,403 for the three months ended September 30, 2000 and 1999, respectively. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business as well as increased expenses for recruiting, travel, professional fees and insurance. General and administrative expenses as a percentage of revenue were 76% and 115% for the three months ended September 30, 2000 and 1999, respectively.

         Product development expenses of $109,502 in 2000 increased from $66,733 in 1999 primarily due to the development and enhancement of our NetProof product and also due to an increase in payroll and related costs. We believe that our product development investment is essential in order to maintain our market and technological competitiveness. These costs as a percentage of revenue were 18% and 51% for the three months ended September 30, 2000 and 1999, respectively.

         Depreciation and amortization of $24,859 in 2000 increased from $13,093 in 1999 due to additional equipment purchases and software capitalization.

         Net interest expense of $32,465 in 2000 increased from $18,505 in 1999 primarily due the accrued interest on the outstanding debt at September 30, 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net loss applicable to common stock for the nine months ended September 30, 2000 was ($282,092) or ($.02) per basic and diluted share as compared to the net loss for the nine months September 30, 1999 of ($314,684) or ($.02) per basic and diluted share. The increased loss is the result of a significant increase in operating expenses as compared to the revenues recognized for the same period.

         Revenues of $1,628,784 in 2000 increased from $331,106 in 1999 primarily due to an increase in operations during the second and third quarter of 2000. Revenues from certain website development contracts amounted to $576,300, of which approximately $423,600 represents revenue recognized in connection with the receipt of an equity interest in its customers.

         General and administrative expenses were $1,084,447 and $344,620 for the nine months ended September 30, 2000 and 1999, respectively. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business as well as increased expenses for recruiting, travel, professional fees and insurance. General and administrative expenses as a percentage of revenue were 67% and 104% for the nine months ended September 30, 2000 and 1999, respectively.

         Product development expenses of $292,170 in 2000 increased from $153,675 in 1999 primarily due to the development and enhancement of our NetProof product and also due to an increase in payroll and related costs. We believe that our product development investment is essential in order to maintain our market and technological competitiveness. These costs as a percentage of revenue were 18% and 46% for the nine months ended September 30, 2000 and 1999, respectively.

         Depreciation and amortization of $63,127 in 2000 increased from $35,045 in 1999 due to additional equipment purchases and software capitalization.

         Net interest expense of $107,988 in 2000 increased from $37,322 in 1999 primarily due the accrued interest on the outstanding debt at September 30, 2000.


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

         Cash and cash equivalents as of September 30, 2000 amounted to $15,715. The Company anticipates the need to obtain additional financing from outside sources to fund its operations and general corporate expenditures.

         Net cash used in operating activities of $329,386 in 2000 was the result of operating losses. ClearLogic does not anticipate that future cash used by or provided from operations will include amounts related to the ClearLogic merger, which became effective November 1999.

         ClearLogic has no future material commitments for capital expenditures at September 30, 2000. Through September 30, 2000, ClearLogic's capital expenditures totaled approximately $82,112. Capital expenditures were primarily for equipment, software and building improvements.

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

         We believe that our existing capital resources are not sufficient to meet our capital requirements for the next twelve months. We intend to seek financing from outside sources (including but not limited to our current investment bankers and strategic partners) to meet our capital requirements for at least the next twelve months. There is no assurance that we will be able to obtain such financing on acceptable terms.

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

                                        CLEARLOGIC, INC.




Dated: November 20, 2000                By: /s/ Philip S. Burnham, II
                                            ------------------------------------
                                            Philip S. Burnham, II
                                            Chief Executive Officer,
                                            General Counsel and
                                            Acting Chief Financial Officer