Form 10QSB/A
period 2000-09-30
CLEARLOGIC INC
filed 2001-02-02
CIK 925664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-QSB
                               AMENDMENT NUMBER 1

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 0-24376

                                ClearLogic, Inc.
                                ----------------
                 (Name of small business issuer in its charter)

          Delaware                                        33-0612125
------------------------------                         ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

41 South Haddon Avenue, Haddonfield, New Jersey               08033
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number, including area code:  (856) 547-7844

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

Transitional Small Business Disclosure: Yes    .  No   X .
                                           ----      ----

                                ClearLogic, Inc.

                                Table of Contents


                                                                                  Page
                                                                                  ----

PART I.  Financial Information

Item 1.  Condensed Financial Statements
         Consolidated Balance Sheets...............................................3-4
         Consolidated Statements of Operations.......................................5
         Consolidated Statement of Changes in Stockholders' (Deficiency).............6
         Consolidated Statement of Cash Flows......................................7-8
         Notes to Condensed Consolidated Financial Statements........................9

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition...................................10-12

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K...........................................13

Signatures..........................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                         ClearLogic, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                                       September 30, 2000
---------------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                                                              $     15,715
     Accounts receivable, net of allowance for doubtful accounts of
         $16,953                                                                                  91,001
     Prepaid expenses                                                                              4,999
     Other current assets                                                                         14,640
---------------------------------------------------------------------------------------------------------

Total current assets                                                                             126,355
---------------------------------------------------------------------------------------------------------

Property, equipment and software, net of accumulated
     depreciation and amortization of $182,450                                                   184,601
---------------------------------------------------------------------------------------------------------

Other assets
     Due from officer                                                                              8,570
     Investment, at cost                                                                         433,600
     Unamortized software costs, net of accumulated
         amortization of $72,000                                                                  25,000
     Deferred financing costs, net of accumulated
         amortization of $6,946                                                                   18,054
     Other                                                                                         1,875
---------------------------------------------------------------------------------------------------------

Total other assets                                                                               487,099
---------------------------------------------------------------------------------------------------------





Total assets                                                                                $    798,055
=========================================================================================================

                         ClearLogic, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                   (unaudited)




                                                                                        September 30, 2000
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' (Deficiency)

Current liabilities
     Accounts payable                                                                       $    266,450
     Accrued expenses                                                                            134,347
     Notes payable, net of discount                                                              554,864
     Capital lease obligations                                                                     8,603
---------------------------------------------------------------------------------------------------------
      Deferred Revenue                                                                           433,708

Total current liabilities                                                                      1,397,972

Notes payable, net of current maturities and discount                                            914,818
---------------------------------------------------------------------------------------------------------

Total liabilities                                                                              2,312,790
---------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' (deficiency)
     Preferred stock, no par value
         Authorized 5,000,000 shares
         Issued and outstanding - none                                                                --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 14,827,226 shares                                                 14,827
     Additional paid-in capital                                                                  583,465
     Accumulated (deficit)                                                                   (2,113,027)
---------------------------------------------------------------------------------------------------------

Total stockholders' (deficiency)                                                             (1,514,735)
---------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                                            $    798,055
=========================================================================================================
                                             See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                           September 30,
                                                                                       2000           1999
----------------------------------------------------------------------------------------------------------------
Net revenues                                                                      $   182,093    $   131,632

Cost of revenues                                                                      113,923         49,590
----------------------------------------------------------------------------------------------------------------

Gross profit                                                                           68,170         82,042
----------------------------------------------------------------------------------------------------------------

Operating expenses
     General and administrative                                                       460,864        151,403
     Product development                                                              109,502         66,733
     Depreciation and amortization                                                     24,859         13,093
----------------------------------------------------------------------------------------------------------------

Total operating expenses                                                              595,225        231,229
----------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                             (527,055)      (149,187))

Interest expense                                                                     (32,465))      (18,505))

Other income, net                                                                         184          1,500
----------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                 $ (559,336)    $ (166,192))
================================================================================================================

Income (loss) per share of common stock (basic and diluted)                       $     (.04)    $      (.01)
================================================================================================================

Weighted average common shares outstanding used in
     computing income (loss) per share (basic and diluted)                         14,827,226     13,355,371
================================================================================================================
                                                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                       2000            1999
----------------------------------------------------------------------------------------------------------------
Net revenues                                                                      $ 1,205,184    $   331,106

Cost of revenues                                                                      365,489         82,394
----------------------------------------------------------------------------------------------------------------

Gross profit                                                                          839,695        248,712
----------------------------------------------------------------------------------------------------------------

Operating expenses
     General and administrative                                                     1,084,447        344,620
     Product development                                                              292,170        153,675
     Depreciation and amortization                                                     63,127         35,045
----------------------------------------------------------------------------------------------------------------

Total operating expenses                                                            1,439,744        533,340
----------------------------------------------------------------------------------------------------------------

Operating (loss)                                                                    (600,049)      (284,628))

Interest expense                                                                    (107,988))      (37,322))

Other income, net                                                                       2,345          7,266
----------------------------------------------------------------------------------------------------------------

Net (loss)                                                                        $ (705,692)    $ (314,684))
================================================================================================================

Loss per share of common stock (basic and diluted)                                $     (.05)    $      (.02)
================================================================================================================

Weighted average common shares outstanding used in
     computing loss per share (basic and diluted)                                  14,827,226     13,355,371
================================================================================================================
                                                    See accompanying notes to consolidated financial statements.

                         ClearLogic, Inc. and Subsidiary
         Consolidated Statement of Changes in Stockholders' (Deficiency)
                                   (unaudited)



                                Preferred Stock                Common Stock
                              -------------------         ----------------------
                               Number                      Number                  Additional
                                   of                          of                     Paid-In       Accumulated     Stockholders'
                               Shares     Amount           Shares       Amount        Capital        (Deficit)      (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                  $     --       14,827,226    $  14,827    $   333,465   $    1,553,691)   $   (1,205,399))
Convertible Debenture                                                                 250,000                            250,000



Net (loss)                                                                                            (559,336)        (559,336))
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000             $     --       14,827,226    $  14,827    $   583,465   $   (1,689,427)   $   (1,514,735)
===================================================================================================================================
                                                                       See accompanying notes to consolidated financial statements.


                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                               2000                1999
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net (loss)                                                             (705,692)       $    (314,684)
     Adjustments to reconcile net (loss) to net cash (used in)
         operating activities
              Depreciation and amortization                                    87,564              43,046
              Allowance for doubtful accounts                                   9,690               4,500
              Compensation related to issuance of options and                   1,035
                  warrants
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Accounts receivable                                    (84,728)            (62,727)
                      Prepaid expenses                                         13,668               (418)
                      Other current assets                                    (5,713)            (12,250)

                  Increase (decrease) in liabilities
                      Accounts payable                                        215,997               2,563
                      Accrued expenses                                         90,205              86,596
                      Other current liabilities                                73,766               (205)
-------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                     (304,208)           (253,579)
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchases of property, equipment and software                           (82,112)            (76,075)
-------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                      (82,112)            (76,075)
-------------------------------------------------------------------------------------------------------------

                         ClearLogic, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                     2000           1999
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
      Proceeds from borrowings, net                                               $  38,000     $  (30,000)
      Exercise of stock options                                                       3,250            500
      Net proceeds from sales of convertible notes                                                 418,000
      Principal payments on capital leases                                          (43,592)       (11,447)
--------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                  (2,342)       377,053
--------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                               (388,662)        47,399

Cash and cash equivalents at beginning of year                                      404,377          2,353
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $  15,715    $    49,752
==============================================================================================================

Supplemental schedule of noncash investing and financing
     activities
         Equipment purchased under capital leases                                 $            $    79,829
==============================================================================================================
                                                  See accompanying notes to consolidated financial statements.


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

Note 2.   Website Development Contracts

         During 2000, the Company entered into two contracts to develop websites for customers. Under the terms of the contracts, the Company will receive cash and an equity interest in their customers. The total value of the contracts which amounted to $1,364,200 consists of the fair value of the common stock received of $587,100 and $777,100 in cash. The Company has accounted for the contracts in accordance with AICPA Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". As a result, approximately $150,00 has been recognized as revenue for the nine months ended September 30, 2000. At September 30, 2000, the Company's carrying value of its investment amounted to $423,600. At September 30, 2000, the Company had completed work on one contract, and on October 2, 2000, the Company was discharged from work on the other contract.

         MatureLogic, Inc. is not currently generating a positive net income or cash flows. There is one common shareholder between the two corporations who does not maintain control of either corporation.

         The September 30, 2000 10QSB has been amended to add that the revenue on the investment carried at $423,600 has been deferred until such time that the stock is marketable. The name of the investee is Mature Logic, Inc. and the company holds 6% equity interest. There is one common shareholder between the two corporations.

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


Results of Operations


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Net income applicable to common stock for the three months ended September 30, 2000 was ($559,336) or ($.04) per basic and diluted share as compared to the net loss for the three months September 30, 1999 of ($166,192) or ($.01) per basic and diluted share. The increase in loss is the result of a significant increase in expenses operating as compared to the revenues recognized for the same period.

         Revenues of $182,093 in 2000 increased from $131,632 in 1999 primarily due to an increase in operations during the first three quarters of 2000.

         General and administrative expenses were $460,864 and $151,403 for the three months ended September 30, 2000 and 1999, respectively. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business as well as increased expenses for recruiting, travel, professional fees and insurance. General and administrative expenses as a percentage of revenue were 253% and 115% for the three months ended September 30, 2000 and 1999, respectively.

         Product development expenses of $109,502 in 2000 increased from $66,733 in 1999 primarily due to the development and enhancement of our NetProof product and also due to an increase in payroll and related costs. We believe that our product development investment is essential in order to maintain our market and technological competitiveness. These costs as a percentage of revenue were 61% and 51% for the three months ended September 30, 2000 and 1999, respectively.

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

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net loss applicable to common stock for the nine months ended September 30, 2000 was ($705,692) or ($.05) per basic and diluted share as compared to the net loss for the nine months September 30, 1999 of ($314,684) or ($.02) per basic and diluted share. The increase in loss is the result of a significant increase in operating expenses as compared to the revenues recognized for the same period.

         Revenues of $1,205,184 in 2000 increased from $331,106 in 1999 primarily due to an increase in operations during the second and third quarter of 2000. Revenues from certain website development contracts amounted to $150,000. Approximately $423,600 has been deferred. This represents revenue to be recognized in connection with the receipt of an equity interest in its customers.

         General and administrative expenses were $1,084,447 and $344,620 for the nine months ended September 30, 2000 and 1999, respectively. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business as well as increased expenses for recruiting, travel, professional fees and insurance. General and administrative expenses as a percentage of revenue were 90% and 104% for the nine months ended September 30, 2000 and 1999, respectively.

         Product development expenses of $292,170 in 2000 increased from $153,675 in 1999 primarily due to the development and enhancement of our NetProof product and also due to an increase in payroll and related costs. We believe that our product development investment is essential in order to maintain our market and technological competitiveness. These costs as a percentage of revenue were 27% and 46% for the nine months ended September 30, 2000 and 1999, respectively.

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

         During 1998 and 1999, we relied on borrowings under private placements from accredited investors, for which the Company issued $608,200 of 8% convertible notes with warrants to fund operations. In addition, in September 1998, ClearLogic entered into a line of credit for up to $30,000 with a bank for working capital purposes. That line of credit was repaid and canceled in December 1999. During 1999, ClearLogic issued $1.0 million of 8% convertible debentures, the net proceeds of which were used for working capital and other general purposes. The notes, debentures and accrued interest bear interest at 8% per annum, which is due at maturity that ranges from 18 to 37 months from the date of issuance. With the exception of the debentures, the notes and any accrued interest are convertible at the holder's option, in their entirety, into common stock at a conversion price determined at the time the Company sells such stock in an equity offering of at least $500,000. The debentures are convertible at a conversion price equal to the lower of the market price on the first day of trading or 75% of the market price averaged over the five trading days prior to the date of the conversion. The amended September 30, 2000 10QSB discounts this $1.0 million of convertible debentures by 25%. This discount is shown as a reclass of $250,000 to APIC. The discount will be expensed in the quarter that the shares start trading.

         Cash and cash equivalents as of September 30, 2000 amounted to $15,715. The Company anticipates the need to obtain additional financing from outside sources to fund its operations and general corporate expenditures.

         Net cash used in operating activities of $304,208 in 2000 was the result of operating losses. ClearLogic does not anticipate that future cash used by or provided from operations will include amounts related to the ClearLogic merger, which became effective November 1999.

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

                                          CLEARLOGIC, INC.




Dated:   November 20, 2000                By:/S/Philip S. Burnham, II
                                             ----------------------------------
                                             Philip S. Burnham, II
                                             Chief Executive Officer, General
                                             Counsel and Acting Chief Financial
                                             Officer